Form 10-Q
period 2006-06-30
Innophos, Inc.
filed 2006-08-11
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, the registrant has 1,000 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$54,164	$61,219
Accounts receivable—trade	55,578	55,842
Inventories	75,760	76,281
Other current assets	18,970	22,609

Total current assets	204,472	215,951

Property, plant and equipment, net	288,395	305,016
Goodwill	47,268	47,268
Intangibles and other assets, net	69,417	73,732

Total assets	$609,552	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$26,900	$20,009
Accounts payable:
Trade and other	21,758	28,418
Other current liabilities	34,938	47,568

Total current liabilities	83,596	95,995
Long-term debt	352,000	377,891
Other long-term liabilities	28,460	28,418

Total liabilities	464,056	502,304
Commitments and contingencies (see note 9)
Stockholder’s equity	145,496	139,663

Total stockholder’s equity	145,496	139,663

Total Liabilities and stockholder’s equity	$609,552	$641,967

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended June 30, 2006	Three months ended June 30, 2005
Net sales	$139,281	133,967
Cost of goods sold	115,778	109,870

Gross profit	23,503	24,097

Operating expenses:
Selling, general and administrative	10,785	12,993
Research & Development Expenses	484	582

Total operating expenses	11,269	13,575

Operating income	12,234	10,522

Interest expense, net	8,303	8,105
Foreign exchange (gains)/losses	(151)	(318)
Other expense (income), net	96	(377)

Income (loss) before income taxes	3,986	3,112
Provision (benefit) for income taxes	1,266	1,355

Net income (loss)	$2,720	$1,757

	Six months ended June 30, 2006	Six months ended June 30, 2005
Net sales	$269,616	272,187
Cost of goods sold	224,363	223,865

Gross profit	45,253	48,322

Operating expenses:
Selling, general and administrative	21,180	27,669
Research & Development Expenses	766	1,119

Total operating expenses	21,946	28,788

Operating income	23,307	19,534

Interest expense, net	17,300	16,148
Foreign exchange (gains)/losses	(204)	(40)
Other expense (income), net	(18)	(268)

Income (loss) before income taxes	6,229	3,694
Provision (benefit) for income taxes	396	2,984

Net income (loss)	$5,833	$710

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash Flows from operating activities
Net income (loss)	$5,833	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,772	22,523
Amortization of deferred financing charges	1,978	1,403
Deferred income taxes/(benefit)	(1,740)	(3,018)
Deferred profit sharing	(350)	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	264	9,145
(Increase)/decrease in inventories	521	(5,150)
(Increase)/decrease in other current assets	3,639	(14,425)
(Decrease)/increase in accounts payable	(6,660)	(11,354)
(Decrease)/increase in other current liabilities	(12,630)	18,146
Changes in other long-term assets and liabilities, net	3,757	(497)

Net cash provided from operating activities	17,384	17,483

Cash flows from investing activities:
Capital expenditures	(5,439)	(3,830)

Net Cash (used for) investing activities	(5,439)	(3,830)

Cash flows from financing activities:
Proceeds from term-loan	—	42,000
Capital contribution	—	100
Principal payments of term-loan	(19,000)	(5,601)
Repayment of revolving credit line	—	(17,000)

Net cash provided from/(used for) financing activities	(19,000)	19,499

Net change in cash	(7,055)	33,152
Cash and cash equivalents at beginning of period	61,219	12,762

Cash and cash equivalents at end of period	$54,164	$45,914

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

Stock Options

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. As of June 30, 2006 we have not filed an initial prospectus in preparation to sell equity securities, and are not controlled by a company that fulfills either of the first two criteria considered. Under SFAS No. 123(R), the Company is defined as a nonpublic company as we do not have publicly traded equity securities. Our Company has publicly traded debt securities and therefore has met the criteria of a nonpublic company under SFAS No. 123(R).

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

Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). We will continue to account for the outstanding awards under APB 25 until they are settled. Since the adoption of SFAS No. 123(R), the Company did not grant new awards or modify any existing awards that were granted under SFAS No. 123 and as such no compensation expense has been recorded.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, and FASB Interpretation No. 48, all of which are summarized below.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

Instruments—An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its consolidated financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 which prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

2. Inventories:

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$18,885	$14,076
Spare parts	6,637	6,952
Finished products	50,238	55,253

	$75,760	$76,281

3. Other Current Assets:

Other current assets consist of the following:

	June 30, 2006	December 31, 2005
Creditable taxes (value added taxes)	$9,050	$6,052
Prepaid income taxes	1,515	5,350
Prepaids	6,959	9,889
Other	1,446	1,318

	$18,970	$22,609

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2006	December 31, 2005
Supply agreement, net of accumulated amortization of $3,871 for 2006 and $2,842 for 2005	2.5	$1,029	$2,058
Developed technology and application patents, net of accumulated amortization of $3,549 for 2006 and $2,606 for 2005	10-20	33,051	33,994
Customer relationships, net of accumulated amortization of $952 for 2006 and $699 for 2005	20	9,148	9,401
Tradenames and license agreements, net of accumulated amortization of $1,220 for 2006 and $895 for 2005	5-20	8,077	8,402
Capitalized software, net of accumulated amortization of $928 for 2006 and $588 for 2005	3-5	2,238	927
Non-compete agreement, net of accumulated amortization of $564 for 2006 and $414 for 2005	2.5	152	300

Total Intangibles		$53,695	$55,082

Deferred financing costs, net of accumulated amortization of $6,298 for 2006 and $4,320 for 2005		$15,209	$17,187
Deferred income taxes		513	1,463

Total other assets		$15,722	$18,650

		$69,417	$73,732

5. Other Current Liabilities:

Other current liabilities consist of the following:

	June 30, 2006	December 31, 2005
Payroll related	$7,341	$9,291
Interest	6,494	7,031
Freight and rebates	3,201	5,006
Benefits and pensions	4,612	7,532
Taxes	5,931	11,741
Legal	487	504
Non-trade payable	2,287	1,771
Other	4,585	4,692

	$34,938	$47,568

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	June 30, 2006	December 31, 2005
Senior credit facility	$188,900	$207,900
Senior subordinated notes	190,000	190,000

	$378,900	$397,900
Less current portion	26,900	20,009

	$352,000	$377,891

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at June 30, 2006 at 7.68%. The amount outstanding on the term loan facility as of June 30, 2006 was $188.9 million.

There was no amount outstanding on the revolving portion of the senior credit facility at June 30, 2006. The Company has issued approximately $4.4 million of letters of credit under the sub-facility as of June 30, 2006.

As required by the credit agreement, Innophos, Inc. must maintain 50% of its outstanding debt of its senior credit facility and the Senior Subordinated Notes in fixed rate instruments. As such, on February 3, 2005, Innophos, Inc. executed an interest rate cap derivative instrument. The terms of this derivative instrument is an interest rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. The fair value of the interest rate cap derivative instrument is $49 as of June 30, 2006.

In April 2006, the Company executed two interest rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is an interest rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $82 as of June 30, 2006. The second instrument is an interest rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this interest rate cap derivative instrument is $16 as of June 30, 2006.

The Company is required within five days from the issuance of the 2006 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The excess cash flow payment and the required quarterly principal payments are estimated to be $26.9 million as of June 30, 2006.

As of June 30, 2006, management believes the Company is in full compliance with all debt covenant requirements.

During 2005, our parent, Innophos Investments Holdings, Inc., issued $120 million Floating Rate Senior Notes due 2015. Interest on these notes accrues quarterly and is payable in arrears on February 15, May 15, August 15, and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of new notes and thereafter in cash. Although the 2005 Floating Rate Senior Notes are not recorded on the financial statements of Innophos, Inc. and subsidiaries, however, Innophos Investments Holdings, Inc. depends on the operations of Innophos, Inc. and subsidiaries to fund the obligation. As of June 30, 2006, the outstanding obligation, including interest of $2.3 million in the form of new notes, is $141.8 million

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

Total interest cash payments by the Company for all indebtedness for the period ended June 30, 2006 and June 30, 2005 was $17,108 and $13,975, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest expense	$8,174	7,638	$16,565	$15,085
Deferred financing cost	702	702	1,978	1,403
Interest income	(573)	(235)	(1,243)	(340)

Total interest expense, net	$8,303	$8,105	$17,300	$16,148

7. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	June 30, 2006	December 31, 2005
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	560	910
Deferred income taxes	21,250	23,701
Other Liabilities	5,550	2,707

	$28,460	$28,418

8. Income Taxes:

	Six months ended June 30, 2006		Six months ended June 30, 2005
	(Loss) before Income taxes	Income tax expense/ (benefit)	(Loss) before Income taxes	Income tax expense/ (benefit)
US	$(515)	140	$(5,382)	$115
Canada/Mexico	6,744	256	9,076	2,869

Total	$6,229	396	3,694	2,984

Current income taxes		2,136		$6,002
Deferred income taxes		(1,740)		(3,018)

Total		$396		$2,984

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

A reconciliation of the U.S. statutory rate and income taxes follows:

	Six months ended June 30, 2006	Six months ended June 30, 2005
Income tax expense (benefit) at the U.S. statutory rate	$2,180	$1,293
State Income taxes (net of federal tax effect)	38	16
Foreign tax rate differential	(2,049)	(169)
Change in valuation allowance	245	1,973
Non-deductible permanent items	40	—
Change in tax rates	—	(138)
Other	(58)	9

Provision (Benefit) for income taxes	$396	$2,984

Income taxes paid were $6,395 and $3,767 for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

In early 2004, Region VI of the U.S. Environmental Protection Agency, or the EPA, conducted a multi-media inspection of our Geismar, Louisiana facility at which we process unpurified phosphoric acid into purified phosphoric acid products. We have learned that the EPA will soon send us a report in connection with that inspection. While management has no knowledge regarding the contents of such report, management believes that we operate our Geismar facility in compliance with all applicable laws and regulations, including those of

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

the EPA. Management understands that other regions of the EPA have taken the position that certain steps in producing phosphoric acid and the production and handling of certain co-products and other materials are not eligible for certain exemptions and exclusions from EPA regulations, and instead are required to be managed specially under EPA’s hazardous waste regulations. We have reviewed our operations and believe that the unique aspects of our Geismar facility qualify it for exemptions and exclusions that we have consistently claimed and supported. Should the inspection report question or challenge the applicability of such exemptions or exclusions as applied to our Geismar facility operations, we will seek corrections to the report, and otherwise will support and defend our compliance with applicable EPA regulations.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which previously housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has a recorded liability, which represents the Company’s best estimate, of $1.1 million as of June 30, 2006.

Litigation

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $138.1 million at current exchange rates as of July 20, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	27.3	10.6	37.9
Interest, Inflation and Penalties	80.0	20.2	100.2

Total	$107.3	$30.8	$138.1

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

$30.8 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the purchase and sale agreement, or the Rhodia Agreement, under which our business was purchased on August 13, 2004, we received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia has acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. We asserted that we are entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia has disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, we sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting our summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument before the Court has been completed, and the matter has been submitted for decision. The timing of a decision is not known.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $163.0 million at current exchange rates as of July 20, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $35.4 million at current exchange rates as of July 20, 2006. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

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

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

Mexican Water Recycling System—PAMCAR Agreement

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

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of July 20, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.2 million at current exchange rates as of July 20, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

In connection with the transaction creating our corporate structure, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3,000. We believe we have meritorious defenses, and intend to contest liability vigorously.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

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

Other contingencies

On July 19, 2006, Innophos Holdings, Inc., the ultimate parent to Innophos, Inc., filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed initial public offering of its common stock with a proposed maximum aggregated offering price of $150 million. Although the registration statement relating to these securities has been filed with the U.S. Securities and Exchange Commission, the registration statement has not yet become effective. In the event of consummation of this offering, the net proceeds of this offering will assume underwriting discounts and commissions and other expenses related to the offering. In addition, in the event of consummation of this offering, it’s expected that our advisory agreement with our sponsor will terminate and our sponsor will receive a termination fee of approximately $12 -$13 million. As of June 30, 2006, the expenses related to the proposed initial public offering were $0.3 million.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities of Innophos Holdings, Inc. nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The consummation of the initial public offering is subject to various contingencies, including market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.

In connection the acquisition of our business from Rhodia, we entered into certain ancillary agreements concerning transitional matters, and continuation of certain transactions and services between the two companies. One such agreement is the Utilities and Services Agreement (Silica—Chicago Heights) (“U&S Agreement”) under which our Chicago Heights facility continues to provide Rhodia’s silica plant certain services. Prior to the acquisition, our Chicago Heights phosphates facility and Rhodia’s Chicago Height’s silica plant were part of the same site and certain infrastructure and operations were integrated. Under the U&S Agreement certain utilities (electricity and natural gas) were to be separated following an initial one-year transition period (subject to extension), and other services were to continue for other terms (e.g., water for 5 years and steam for 10 years). Following an internal review of tax compliance, we identified issues as to whether the transactions under the U&S Agreement might be subject to certain sales, use and other state and local taxes. Management believes that our role under the U&S Agreement as to utilities has been to continue to acquire utilities on Rhodia’s behalf, subject to reimbursement for actual cost, and that otherwise the nature of these post-acquisition transition services would not constitute a sale of these commodities or services subject to such taxes. Therefore, we believe this contingent matter does not represent a probable liability. Furthermore, should it be ultimately determined that such services are subject to such state and local taxes, we believe we can invoice Rhodia and obtain reimbursement of such taxes from Rhodia under the U&S Agreement. The current total amount of this contingent liability since our acquisition of the business from Rhodia as of August 13, 2004, is approximately $0.8 million, not including interest and penalties. We are working with Rhodia’s representatives to separate utilities and otherwise confirm the non-taxable nature of these services as to both prior and future periods.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

10. Pension:

Net periodic benefit expense for the US plans for the three months ended June 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$91	$83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net periodic (benefit)/expense	$150	$144	$294

Net periodic benefit expense for the US plans for the six months ended June 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$182	$166	$348
Interest cost	58	48	106
Expected return on assets	(8)	144	136
Amortization of prior service cost	68	—	68
Amortization of unrecognized (gains)/losses	—	(70)	(70)

Net periodic (benefit)/expense	$300	$288	$588

Net periodic benefit expense for the U.S. plans for the three months ended June 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$71	$37	$108
Interest cost	29	46	75
Expected return on assets	(5)	—	(5)
Amortization of prior service cost (gains)/losses	41	72	113

Net periodic (benefit)/expense	$136	$155	$291

Net periodic benefit expense for the U.S. plans for the six months ended June 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$142	$74	$216
Interest cost	58	92	150
Expected return on assets	(10)	—	(10)
Amortization of prior service cost (gains)/losses	82	144	226

Net periodic (benefit)/expense	$272	$310	$582

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

We made our entire cash contributions of $1.7 million for the year to our U.S. defined contribution plan during the first quarter of 2006 for the plan year 2005. The U.S. defined benefit cash contributions will be approximately $0.1 million for 2006.

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of unrecognized (gains)/losses	18	8	26

Net periodic (benefit)/expense	$66	$35	$101

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$108	24	$132
Interest cost	190	22	212
Expected return on assets	(202)	—	(202)
Amortization of initial transition obligation	—	8	8
Amortization of unrecognized (gains)/losses	36	16	52

Net periodic (benefit)/expense	$132	$70	$202

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$38	$9	$47
Interest cost	78	7	85
Expected return on assets	(86)	—	(86)
Amortization of initial transition obligation	—	7	7
Amortization of (gains)/losses	1	—	1

Net periodic (benefit)/expense	$31	$23	$54

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$76	$18	$94
Interest cost	156	14	170
Expected return on assets	(172)	—	(172)
Amortization of initial transition obligation	—	14	14
Amortization of (gains)/losses	2	—	2

Net periodic (benefit)/expense	$62	$46	$108

We made cash contributions to our Canadian defined benefit plan of $0.6 million during the six months ended June 30, 2006. We expect to make cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2006.

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

For the three months ended June 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$79,625	51,888	7,768		$139,281
Intersegment sales	7,327	5,994	14,819	(28,140)	—

Total sales	86,952	57,882	22,587	(28,140)	139,281

EBITDA	$9,353	12,964	1,606	—	$23,923

Reconciliation of EBITDA to net income
EBITDA					23,923
Depreciation and amortization					11,634
Amortization of deferred financing charges					702
Interest expense, net					7,601
Income tax expense (benefit)					1,266

Net Income (Loss)					$2,720

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

For the three months ended June 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$82,398	43,677	7,892		$133,967
Intersegment sales	9,066	7,946	10,784	(27,796)	—

Total sales	91,464	51,623	18,676	(27,796)	133,967

EBITDA	$11,554	10,130	739	—	$22,423

Reconciliation of EBITDA to net income
EBITDA					22,423
Depreciation and amortization					11,206
Amortization of deferred financing charges					702
Interest expense, net					7,403
Income tax expense (benefit)					1,355

Net Income (Loss)					$1,757

For the six months ended June 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$158,589	96,560	14,467		$269,616
Intersegment sales	18,095	10,356	31,044	(59,495)	—

Total sales	176,684	106,916	45,511	(59,495)	269,616

EBITDA	$23,645	19,737	2,919	—	$46,301

Reconciliation of EBITDA to net income
EBITDA					46,301
Depreciation and amortization					22,772
Amortization of deferred financing charges					1,978
Interest expense, net					15,322
Income tax expense (benefit)					396

Net Income (Loss)					$5,833

For the six months ended June 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$165,077	91,527	15,583		$272,187
Intersegment sales	16,476	17,885	24,225	(58,586)	—

Total sales	181,553	109,412	39,808	(58,586)	272,187

EBITDA	$20,712	20,204	1,449	—	$42,365

Reconciliation of EBITDA to net income
EBITDA					42,365
Depreciation and amortization					22,523
Amortization of deferred financing charges					1,403
Interest expense, net					14,745
Income tax expense (benefit)					2,984

Net Income (Loss)					$710

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

12. Condensed Combining Financial Statements:

The following condensed combined financial data is presented to segregate the assets, liabilities, and results of operations and cash flows of the US operations (the “Guarantors”) and the Canadian and Mexican operations (the “Non-guarantors”). Innophos Inc. has issued debt and the Guarantor subsidiary is a 100% wholly owned subsidiary of Innophos Inc. The Non-guarantors are 100% owned subsidiaries of the Guarantors. Innophos, Inc. and the Guarantor subsidiary will fully and unconditionally and joint and severally, guarantee the Company’s obligations under the Company’s senior credit facility and Innophos, Inc.’s Senior Subordinated Notes due 2014. Investments in subsidiaries are accounted for by the guarantor using the equity method of accounting. The non-guarantors are presented on a combined basis. The principal combining adjustments are to eliminate intercompany balances and transactions.

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of June 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$35,083	$—	$19,081	$—	$54,164
Accounts receivable	92,956	—	80,294	(117,672)	55,578
Inventories	45,155	—	30,605	—	75,760
Other current assets	7,047	—	12,672	(749)	18,970

Total current assets	180,241	—	142,652	(118,421)	204,472
Property, plant and equipment, net	150,837	—	137,558	—	288,395
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	96,765	64,925	—	(161,690)	—
Intercompany notes	125,308	—	—	(125,308)	—
Intangibles and other assets, net	56,625	—	12,792	—	69,417

Total	$617,013	$64,925	$333,033	$(405,419)	$609,552

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$26,900	$—	$—	$—	$26,900
Accounts payable	67,490	—	71,940	(117,672)	21,758
Other current liabilities	22,625	—	13,062	(749)	34,938

Total current liabilities	117,015	—	85,002	(118,421)	83,596
Long-term debt	352,000	—	125,308	(125,308)	352,000
Other long-term liabilities	2,502	—	25,958	—	28,460
Total stockholder’s equity	145,496	64,925	96,765	(161,690)	145,496

Total	$617,013	$64,925	$333,033	$(405,419)	$609,552

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of December 31, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary *	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$51,522	$—	$9,697	$—	$61,219
Accounts receivable	74,840	—	62,425	(81,423)	55,842
Inventories	42,399	—	33,882	—	76,281
Other current assets	9,759	—	13,539	(689)	22,609

Total current assets	178,520	—	119,543	(82,112)	215,951
Property, plant and equipment, net	159,237	—	145,779	—	305,016
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	90,751	62,617	—	(153,368)	—
Intercompany notes	129,893	—	—	(129,893)	—
Intangibles and other assets, net	58,504	—	15,228	—	73,732

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$20,009	$—	$—	$—	$20,009
Accounts payable	56,921	—	52,920	(81,423)	28,418
Other current liabilities	27,893	—	20,364	(689)	47,568

Total current liabilities	104,823	—	73,284	(82,112)	95,995
Long-term debt	377,891	—	129,893	(129,893)	377,891
Other long-term liabilities	1,765	—	26,653	—	28,418
Total stockholder’s equity	139,663	62,617	90,751	(153,368)	139,663

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

*	Reclassification occurred to conform with current year presentation.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$86,952	$—	$80,469	$(28,140)	$139,281
Cost of goods sold	75,558	—	68,360	(28,140)	115,778

Gross Profit	11,394	—	12,109	—	23,503

Operating expenses:
Selling, general and administrative expenses and R&D	8,441	—	2,828	—	11,269
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	8,441	—	2,828	—	11,269

Operating income	2,953	—	9,281	—	12,234
Interest expense, net	5,740	—	2,563	—	8,303
Foreign exchange (gains)/losses	(144)	—	(7)	—	(151)
Other expenses (income)	119	—	(23)	—	96
Equity income	(5,552)	(5,064)	—	10,616	—

Income (loss) before income tax	2,790	5,064	6,748	(10,616)	3,986
Provision (benefit) for income taxes	70	—	1,196	—	1,266

Net income (loss)	$2,720	$5,064	$5,552	$(10,616)	$2,720

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$176,684	$—	$152,427	$(59,495)	$269,616
Cost of goods sold	148,924	—	134,934	(59,495)	224,363

Gross Profit	27,760	—	17,493	—	45,253

Operating expenses:
Selling, general and administrative expenses and R&D	16,029	—	5,917	—	21,946
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	16,029	—	5,917	—	21,946

Operating income	11,731	—	11,576	—	23,307
Interest expense, net	12,247	—	5,053	—	17,300
Foreign exchange (gains)/losses	(120)	—	(84)	—	(204)
Other expenses (income)	119	—	(137)	—	(18)
Equity income	(6,488)	(5,783)	—	12,271	—

Income (loss) before income tax	5,973	5,783	6,744	(12,271)	6,229
Provision (benefit) for income taxes	140	—	256	—	396

Net income (loss)	$5,833	$5,783	$6,488	$(12,271)	$5,833

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$91,464	$—	$70,299	$(27,796)	$133,967
Cost of goods sold	75,392	—	62,274	(27,796)	109,870

Gross Profit	16,072	—	8,025	—	24,097

Operating expenses:
Selling, general and administrative expenses and R&D	10,476	—	3,099	—	13,575
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	10,476	—	3,099	—	13,575

Operating income	5,596	—	4,926	—	10,522
Interest expense, net	6,744	—	1,361	—	8,105
Foreign exchange (gains)/losses	38	—	(356)	—	(318)
Other expenses (income)	—	—	(377)	—	(377)
Equity income	(3,013)	(3,203)	—	6,216	—

Income (loss) before income tax	1,827	3,203	4,298	(6,216)	3,112
Provision (benefit) for income taxes	70	—	1,285	—	1,355

Net income (loss)	$1,757	$3,203	$3,013	$(6,216)	$1,757

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$181,553	$—	$149,220	$(58,586)	$272,187
Cost of goods sold	150,181	—	132,270	(58,586)	223,865

Gross Profit	31,372	—	16,950	—	48,322

Operating expenses:
Selling, general and administrative expenses and R&D	22,926	—	5,862	—	28,788
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	22,926	—	5,862	—	28,788

Operating income	8,446	—	11,088	—	19,534
Interest expense, net	13,799	—	2,349	—	16,148
Foreign exchange (gains)/losses	29	—	(69)	—	(40)
Other expenses (income)	—	—	(268)	—	(268)
Equity income	(6,207)	(6,476)	—	12,683	—

Income (loss) before income tax	825	6,476	9,076	(12,683)	3,694
Provision (benefit) for income taxes	115	—	2,869	—	2,984

Net income (loss)	$710	$6,476	$6,207	$(12,683)	$710

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2006

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$5,833	$5,783	$6,488	$(12,271)	$5,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,913	—	10,859	—	22,772
Amortization of deferred financing charges	1,978	—	—	—	1,978
Deferred income taxes/(benefits)	90	—	(1,830)	—	(1,740)
Profit sharing	—	—	(350)	—	(350)
Equity income in non-guarantor subsidiaries	(6,488)	(5,783)	—	12,271	—
Non-cash activities, In-process R&D	—	—	—	—	—
Non-cash charges, inventory adjustments	—	—	—	—	—

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(18,116)	—	(17,869)	36,249	264
(Increase)/decrease in inventories	(2,756)	—	3,277	—	521
(Increase)/decrease in other current assets	2,712	—	867	60	3,639
(Decrease)/increase in accounts payable	10,569	—	19,020	(36,249)	(6,660)
(Decrease)/increase in other current liabilities	(5,268)	—	(7,302)	(60)	(12,630)
Changes in other long-term assets and liabilities, net	(2,866)	—	6,623	—	3,757

Net cash (used for)/provided from operating activities	(2,399)	—	19,783	—	17,384

Cash flows from investing activities:
Capital expenditures	(4,040)	—	(1,399)	—	(5,439)

Net Cash (used for) investing activities	(4,040)	—	(1,399)	—	(5,439)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc	—	—	(9,000)	9,000	—
Repayments from subsidiaries	9,000	—	—	(9,000)	—
Capital contributions	—	—	—	—	—
Capital contributions—subsidiaries	—	—	—	—	—
Principal payment of term loans	(19,000)	—	—	—	(19,000)
Deferred financing costs	—	—	—	—	—

Net cash (used for) financing activities	(10,000)	—	(9,000)	—	(19,000)

Net change in cash	(16,439)	—	9,384	—	(7,055)
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$35,083	$—	$19,081	$—	$54,164

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$710	$6,476	$6,207	$(12,683)	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,295	—	10,228	—	22,523
Amortization of deferred financing charges	1,403	—	—	—	1,403
Deferred income taxes/(benefits)	90	—	(3,108)	—	(3,018)
Profit sharing	—	—	—	—	—
Equity income in non-guarantor subsidiaries	(6,207)	(6,476)	—	12,683	—
Non-cash activities, In-process R&D					—
Non-cash charges, inventory adjustments	—	—	—	—	—

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(13,285)	—	(2,344)	24,774	9,145
(Increase)/decrease in inventories	1,132	—	(6,282)	—	(5,150)
(Increase)/decrease in other current assets	7,633	—	(17,438)	(4,620)	(14,425)
(Decrease)/increase in accounts payable	8,024	—	5,037	(24,415)	(11,354)
(Decrease)/increase in other current liabilities	10,081	—	8,424	(359)	18,146
Changes in other long-term assets and liabilities, net	(20,531)	—	15,414	4,620	(497)

Net cash provided from operating activities	1,345	—	16,138	—	17,483

Cash flows from investing activities:
Capital expenditures	(2,303)	—	(1,527)	—	(3,830)
Acquisition of Phosphate Business	—	—	—	—	—
Costs of Acquisitions	—	—	—	—	—

Net Cash used for investing activities	(2,303)	—	(1,527)	—	(3,830)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc	—	—	—	—	—
Advances to subsidiaries	—	—	—	—	—
Net reduction in advances from Rhodia	—	—	—	—	—
Repayments from subsidiaries	7,208	—	(7,208)	—	—
Borrowings from revolving lines of credit	—	—	—	—	—
Capital contributions	100	—	—	—	100
Capital contributions—subsidiaries	—	—	—	—	—
Proceeds from issuance long-term bonds	—	—	—	—	—
Proceeds from term loans	42,000	—	—	—	42,000
Principal payment of term loans	(5,601)	—	—	—	(5,601)
Repayment of revolver	(17,000)	—	—	—	(17,000)
Deferred financing costs	—	—	—	—	—

Net cash provided from/(used for) financing activities	26,707	—	(7,208)	—	19,499

Net change in cash	25,749	—	7,403	—	33,152
Cash and cash equivalents at beginning of period	11,289	—	1,473	—	12,762

Cash and cash equivalents at end of period	$37,038	$—	$8,876	$—	$45,914

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

Overview

Innophos is a wholly-owned subsidiary of Innophos Investments Holdings, Inc., incorporated under the laws of the State of Delaware. On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia, or the Rhodia Agreement, to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications. Our principal products include: (1) Purified Phosphoric Acid, (2) Specialty Salts and Specialty Acids, and (3) Technical Grade Sodium Tripolyphosphates and Other fertilizer products, or STPP and Other.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents. Other products are co-production sold as fertilizers.

Below is a summary chart of the corporate structure of our direct parents and subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Amount	%	Amount	%
Net sales	$139.3	100.0	$134.0	100.0
Cost of goods sold	115.8	83.1	109.9	82.0

Gross profit	23.5	16.9	24.1	18.0
Operating expenses: Selling, general and administrative	10.8	7.8	13.0	9.7
Research & Development Expenses	0.5	0.4	0.6	0.4

Operating income	12.2	8.8	10.5	7.8
Interest expense, net	8.3	6.0	8.1	6.0
Foreign exchange (gains)/losses, net	(0.2)	(0.1)	(0.3)	(0.2)
Other expense (income)	0.1	0.1	(0.4)	(0.3)
Provision for income taxes	1.3	0.9	1.3	1.0

Net income	$2.7	1.9	$1.8	1.3

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Amount	%	Amount	%
Net sales	$269.6	100.0	$272.2	100.0
Cost of goods sold	224.3	83.2	223.9	82.3

Gross profit	45.3	16.8	48.3	17.7
Operating expenses: Selling, general and administrative	21.2	7.9	27.7	10.2
Research & Development Expenses	0.8	0.3	1.1	0.4

Operating income	23.3	8.6	19.5	7.2
Interest expense, net	17.3	6.4	16.1	5.9
Foreign exchange (gains)/losses, net	(0.2)	(0.1)	—	—
Other expense (income)	—	—	(0.3)	(0.1)
Provision for income taxes	0.4	0.1	3.0	1.1

Net income	$5.8	2.2	$0.7	0.3

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2006 were $139.3 million, an increase of $5.3 million, or 4.0%, as compared to $134.0 million for the same period in 2005. Selling price increases to offset rising raw material costs had a positive impact of 9.2% or $12.4 million on net sales. Volume declines had a negative effect on net sales of 5.2% or $7.1 million.

The following table illustrates for the three months ended June 30, 2006 the percentage changes in net sales by reportable segment compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	8.9%	(12.3)%	(3.4)%
Canada	18.7%	(20.3)%	(1.6)%
Mexico	8.2%	10.6%	18.8%

The following table illustrates for the three months ended June 30, 2006 the percentage changes for net sales by major product lines compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	11.8%	13.7%	25.5%
Specialty Salts and Specialty Acids	9.1%	(14.5)%	(5.4)%
STPP and Other	7.5%	(1.3)%	6.2%

Purified Phosphoric Acid volumes were strong for the three months ended June 30, 2006 as a major customer rebuilt inventories after a first quarter inventory depletion. Volume impacts for STPP and Other were relatively small for the three months ended June 30, 2006. In the three months ended June 30, 2006, we realized the benefit of carrying over 2005 production of GTSP (Granular Triple SuperPhosphate) specifically for the 2006 fertilizer season. This benefit was an offset to volume declines in low margin resales. The volume decline for the three months ended June 30, 2006 for Specialty Salts and Specialty Acids comes from the following approximate impacts:

•	43% from changes in customers’ inventory levels, mix, and changes in end use demand

•	32% from reduced share at several accounts

•	13% from discontinuing low margin resales/tolls

•	12% due to customer product reformulation

The primary drivers of the 32% share loss:

•	51% due to the price driven loss of sales share in one particular product line due to imported material.

•	40% due to customers unexpectedly moving their production offshore, and lost share in export markets.

•	9% due to other miscellaneous factors

Specialty Salts and Specialty Acids volumes were comparable to those of the first quarter 2006. Management is taking positive action to regain the Specialty Salts and Specialty Acids lost market share and anticipates recovering a majority of this lost share for the 2007 season.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three month period ended June 30, 2006 was $23.5 million, a decrease of $0.6 million, or 2.5%, as compared to $24.1 million for the comparable period in 2005. Gross profit percentage decreased to 16.9% for the three month period ended June 30, 2006 versus 18.0% for the comparable period in 2005. Higher selling prices of $12.4 million were offset by lower volumes, higher raw material costs and depreciation of $12.1 million. Gross profit was also negatively impacted by $0.9 million from our planned non-annual major maintenance outage at our Geismar, Louisiana facility.

Operating Expenses and Research and Development

Operating expenses in the three month period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the three month period ended June 30, 2006, were $11.3 million, a decrease of $2.3 million, or 16.9%, as compared to the three month period ended June 30, 2005. This decrease was primarily due to decreases of $0.6 million of legal and professional fees related to the Rhodia indemnification matter and the defense of the CNA claims, and Innophos Investments Holdings, Inc.’s $120 million Floating Rate Senior Notes offering, $1.0 million of separation, relocation and recruitment costs, and $1.1 million of Mexico controls costs incurred in 2005, partially offset by increases of $0.9 million for legal and professional fees including fees related to filings with the Securities and Exchange Commission.

Operating Income

Operating income for the three month period ended June 30, 2006 was $12.2 million, an increase of $1.7 million, or 16.2%, as compared to $10.5 million for the comparable period in 2005. Operating income percentages increased to 8.8% for the three month period ended June 30, 2006 from 7.8% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the three month period ended June 30, 2006 was $8.3 million, an increase of $0.2 million, compared to $8.1 million for the same period in 2005. This increase is primarily due to higher interest rates.

Foreign Exchange

Foreign exchange gain for the three month period ended June 30, 2006 was $0.2 million, a decrease of $0.1 million, as compared to a gain of $0.3 million for the same period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three month period ended June 30, 2006 was $1.3 million, the same as compared for the same period in 2005. In the U.S., we continue to carry a full valuation allowance for our net deferred tax asset.

Net Income

Net income for the three month period ended June 30, 2006 was $2.7 million, an increase of $0.9 million, compared to $1.8 million for the same period in 2005, due to the factors described above.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six month period ended June 30, 2006 were $269.6 million, a decrease of $2.6 million, or 1.0%, as compared to $272.2 million for the same period in 2005. Selling price increases to offset rising raw material and energy costs had a positive impact of 9.7% or $26.3 million on sales. Volume declines partially offset by improved mix, had a negative effect of 10.7% or $28.9 million.

The following table illustrates for the six months ended June 30, 2006 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	9.3%	(13.2)%	(3.9)%
Canada	16.5%	(23.7)%	(7.2)%
Mexico	9.0%	(3.5)%	5.5%

The following table illustrates for the six months ended June 30, 2006 the percentage changes for net sales by major product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	13.1%	5.1%	18.2%
Specialty Salts and Specialty Acids	7.5%	(11.4)%	(3.9)%
STPP and Other	11.2%	(20.9)%	(9.7)%

The significant volume decline in STPP and other comes from the following approximate impacts:

•	20% benefit from the 2005 production of GTSP (Granular Triple SuperPhosphate) specifically for the 2006 fertilizer season

•	58% negative impact from shedding low margin resales

•	47% negative impact from share loss at a number of STPP accounts

•	9% negative impact from reformulation

•	6% negative impact from end use demand and all other

The significant volume decline in Specialty Salts and Specialty Acids comes from the following approximate impacts:

•	41% from changes in customers inventory levels, mix, and changes in end use demand

•	33% from reduced share at several accounts

•	14% from discontinuing low margin resales/tolls

•	12% due to customer product reformulation

The primary drivers of the 33% share loss:

•	51% due to the price driven loss of sales share in one particular product line due to imported material.

•	40% due to customers unexpectedly moving their production offshore and lost share in export markets.

•	9% due to other miscellaneous factors

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the six month period ended June 30, 2006 was $45.3 million, a decrease of $3.0 million, or 6.2%, as compared to $48.3 million for the comparable period in 2005. Gross profit percentage decreased to 16.8% for the six month period ended June 30, 2006 versus 17.7% for the comparable period in 2005. Higher selling prices of $26.3 million were offset by lower volumes, higher raw material costs, energy, exchange rate and depreciation of $26.7 million. Gross profit was also negatively impacted by $3.9 million from our major planned non-annual maintenance outages at Geismar and Coatzacoalcos, Mexico, and positively impacted $1.3 million as a result of the adoption of the accounting pronouncement SFAS No. 151.

Operating Expenses and Research and Development

Operating expenses in the six month period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the six month period ended June 30, 2006, were $22.0 million, a decrease of $6.8 million, or 23.6%, as compared to the six month period ended June 30, 2005. This decrease was primarily due to decreases of $1.1 million of legal and professional fees related to the Rhodia indemnification matter and the CNA defense claims, $1.8 million of separation, relocation and recruitment costs, $1.1 million of Mexico controls costs incurred in 2005, $1.2 million of advisory fees paid to our sponsors for Innophos Investments Holdings, Inc.’s $120 million Floating Rate Senior Notes offering, $0.7 million lower insurance costs, $0.8 million lower stand alone costs for rent, information technology, and R&D, partially offset by $1.1 million higher legal and professional fees including fees related to filings with the Securities and Exchange Commission.

Operating Income

Operating income for the six month period ended June 30, 2006 was $23.3 million, an increase of $3.8 million, or 19.5%, as compared to $19.5 million for the comparable period in 2005. Operating income percentages increased to 8.6% for the six month period ended June 30, 2006 from 7.2% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the six month period ended June 30, 2006 was $17.3 million, an increase of $1.2 million, compared to $16.1 million for the same period in 2005. This increase is primarily due to higher interest rates.

Foreign Exchange

Foreign exchange gain for the six month period ended June 30, 2006 was $0.2 million, an increase of $0.2 million, as compared to zero for the same period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the six month period ended June 30, 2006 was $0.4 million, compared to $3.0 million for the comparable period of 2005. In the U.S., we continue to carry a full valuation allowance for our net deferred tax asset.

Net Income

Net income for the six month period ended June 30, 2006 was $5.8 million, an increase of $5.1 million, compared to $0.7 million for the same period in 2005, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and EBITDA, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Net Sales % Change
Segment Net Sales
United States	$79,625	$82,398	(3.4)%
Mexico	51,888	43,677	18.8%
Canada	7,768	7,892	(1.6)%

Total	$139,281	$133,967	4.0%

Segment EBITDA
United States	$9,353	$11,554
Mexico	12,964	10,130
Canada	1,606	739

Total	$23,923	$22,423

Segment EBITDA % of net sales
United States	11.7%	14.0%
Mexico	25.0%	23.2%
Canada	20.7%	9.4%

	Six months ended June 30, 2006	Six months ended June 30, 2005	Net Sales % Change
Segment Net Sales
United States	$158,589	$165,077	(3.9)%
Mexico	96,560	91,527	5.5%
Canada	14,467	15,583	(7.2)%

Total	$269,616	$272,187	(0.9)%

Segment EBITDA
United States	$23,645	$20,712
Mexico	19,737	20,204
Canada	2,919	1,449

Total	$46,301	$42,365

Segment EBITDA % of net sales
United States	14.9%	12.5%
Mexico	20.4%	22.1%
Canada	20.2%	9.3%

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Segment Net Sales:

Net sales declined 3.4% in the United States for the three month period ending June 30, 2006 compared to the same period of 2005. Positive price increases across all product lines of 8.9% did not compensate for volume declines of 12.3% that occurred primarily in STPP and Other and Specialty Salts and Specialty Acids.

Mexico shows an increase of 18.8% in net sales for the three month period ending June 30, 2006 compared to the same period of 2005, with selling price increases of 8.2% and volume increase of 10.6%. The improvement in GTSP (Granular Triple SuperPhosphate) sales mentioned earlier and strong purified phosphoric acid sales to a major customer that recovered from first quarter 2006 inventory depletion accounted for the favorable volume variance.

Canada shows a net sales decrease of 1.6% for the three month period ending June 30, 2006 compared to the same period of 2005, with selling price increases of 18.7%, and volume declines of 20.3%. All of the volume decline is in Specialty Salts and Acids, with the largest impact coming from a large asphalt customer that has elected to refine more crude for gas than asphalt.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decreased to 11.7% for the three month period ending June 30, 2006 compared to 14.0% for the same period of 2005. This is due to the Geismar, Louisiana maintenance outage mentioned earlier and impacts from volume declines.

Mexico shows an increase to 25.0% for the three month period ending June 30, 2006, from 23.2% for the same period of 2005, which is primarily due to favorable price increases while showing stronger volumes.

The rate in Canada increased to 20.7% from 9.4% for the three month period ending June 30, 2006 compared to the same period of 2005, due to significant selling price (both external and intercompany) improvements.

Six Months ended June 30, 2006 compared to the six months ended June 30, 2005

Segment Net Sales:

Net sales declined 3.9% in the United States for the six month period ending June 30, 2006 compared to the same period of 2005. Positive price increases across all product lines of 9.3% did not compensate for volume declines of 13.2% that occurred primarily in STPP and Other and Specialty Salts and Specialty Acids.

Mexico shows an increase of 5.5% in net sales for the six month period ending June 30, 2006 compared to the same period of 2005, with selling price increases of 9.0% and volume decreases of 3.5%. The improvement in GTSP (Granular TripleSuperPhosphate) sales as mentioned earlier did not compensate for declines in STPP and Other driven by declines of low margin resales and tolls.

Canada shows a net sales decrease of 7.2% for the six month period ending June 30, 2006 compared to the same period of 2005, with selling price increases of 16.5%, and volume declines of 23.7%. Two-thirds of the volume decline is in Specialty Salts and Acids, with the largest impact coming from a large Innovalt customer that has elected to shift refinery production away from heavy crudes to lighter crudes, thus producing less asphalt, and the other one-third is in STPP and Other.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales increased to 14.9% for the six month period ending June 30, 2006 compared to 12.5% for the same period of 2005. This is primarily due to the lower operating expenses in 2006 from the exceptional expense items that were borne solely by the United States in 2005, along with the impacts related to the adoption of SFAS # 151.

Mexico shows a decrease to 20.4% for the six month period ending June 30, 2006, from 22.1% for the same period of 2005, which is primarily due to lower volumes and unfavorable mix.

Canada EBITDA % of net sales increased to 20.2% from 9.3% for the six month period ending June 30, 2006 compared to the same period of 2005, due to significant selling price (both external and intercompany) improvements.

Liquidity and Capital Resources

	Six months ended June 30, 2006	Six months ended June 30, 2005
Operating Activities	$17.4	$17.5
Investing Activities	(5.4)	(3.8)
Financing Activities	(19.0)	19.5

Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2006 as compared to $17.5 million for the same period in 2005, a decrease of $0.1 million.

Other current liabilities decreased $12.6 million for the six month period ending June 30, 2006, as a result of funding of our pension obligations, the payment of our 2005 employee bonus programs, and the payment of income taxes in Mexico.

Other current assets decreased by $3.6 million for the six month period ending June 30, 2006, primarily attributable to applying prepayment of Mexico income taxes to offset the Mexican income tax liabilities.

Accounts payable decreased $6.7 million primarily due to advance payments of invoices in the United States and Canada prior to our July 1, 2006 general ledger system implementation and lower raw material purchases due to our non-annual major maintenance outage in Geismar, Louisiana.

Inventories decreased by $0.5 million which caused inventory days-on-hand to decrease by 1 day to 62 days-on-hand as of June 30, 2006. This is a favorable inventory movement after a first quarter increase of $2.6 million.

Net cash used for investing activities was $5.4 million for the six month period ending June 30, 2006, compared to $3.8 million for the same period in 2005, entirely due to increased capital spending of $1.6 million, some of which related to the completion of our information technology systems separation from Rhodia in the United States.

Net cash from financing activities for the six month period ending June 30, 2006 was a use of $19.0 million, compared to a source of $19.5 million for the same period of 2005, a decrease of $38.5 million. For the for the six month period ending June 30, 2006, the Company made principal payments on its term loan of $19.0 million of which $17.9 million was the excess cash flow payment required five days after issuance of the annual audited financial statements, as defined in our credit agreement. The financing activities during the six month period ended June 30, 2005 were attributable to the Company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility, along with term loan principal payments of $5.6 million.

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition and financing, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility, and our $190.0 million Senior Subordinated Notes due 2014. In addition, although not shown on our Balance Sheet, Innophos Investments Holdings, Inc. (our parent—see corporate chart on page 30) has $139.5 million of debt, excluding accrued interest, which is dependent on the earnings and future distributions from Innophos, Inc. and subsidiaries. Interest payments on all our indebtedness have significantly reduced our cash flow from operations. As of June 30, 2006, we had total debt of $378.9 million, excluding the $139.5 million owed by Innophos Investments Holdings, Inc.

Our senior secured credit facility currently totals $238.9 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $188.9 million term loan facility. We had outstanding $188.9 million under our term loan facility as of June 30, 2006.

On June 30, 2006, $45.6 million remained available under the revolving credit facility to finance working capital needs, as there was approximately $4.4 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on the fifth anniversary of the closing of the Acquisition. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on the sixth anniversary of the closing of the Acquisition and are expected to be payable in quarterly installments of $0.481 million for the next 3.25 years and four quarterly installments of approximately $45.7 million in the final year.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of June 30, 2006, no material adverse change has occurred and the Company believes that it is in full compliance with the covenant requirements of the senior credit facility.

On May 15, 2005, we began incurring liquidated damages of 0.25% per annum on our $190 million Senior Subordinated Notes due 2014, and Innophos Investments Holdings, Inc. $139.5 million Floating Rate Senior Notes due 2015, due to the delay in filing our exchange offer registration statements. The rate of liquidated damages increased 0.25% with respect to each subsequent 90 day period reaching 0.75%, (maximum of 1.00% would have been effective February 15, 2006), until all registration defaults had been cured upon effectiveness of such registration statements. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and they were declared effective by the Securities and Exchange Commission on February 14, 2006, which cured all registration defaults.

On July 19, 2006, Innophos Holdings, Inc., the ultimate parent to Innophos, Inc., filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission for the purpose of registering its common stock in connection with an initial public offering. The Form S-1 has not yet become effective and those securities may not be sold nor may offers to buy be accepted prior to the time the Form S-1 becomes effective. In the event of consummation of this initial public offering, a portion of the net proceeds of the offering will be used to reduce existing indebtedness.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities of Innophos Holdings, Inc. nor shall there by any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The consummation of the initial public offering is subject to various contingencies, including market conditions. There can be no assurance that the initial public offering and the related transactions will be completed on the terms described in the Form S-1 or at all.

Capital Expenditures

We spent $5.4 million for the six month period ended June 30, 2006 to fund our capital expenditures, which is lower than normalized capital spending levels. We expect our capital expenditures to continue to run below depreciation levels, and we plan to fund these expenditures through net cash flows from operations. Management expects capital project execution performance to improve in future quarters.

We believe that the cash generated from operations and availability under our revolving credit facility will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Subject to restrictions in our senior credit facility and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, and for other purposes. In addition, we may require additional financing if our plans change materially in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under the notes.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of June 30, 2006 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Senior credit facility(1)	$238,900	$962	$1,923	$1,923	$97,104	$136,988	$—
2004 Senior Subordinated Notes(2)	335,620	17,041	16,863	16,863	16,863	16,863	251,127
Rhodia TSA(3)	511	511	—	—	—	—	—
Future Service Pension Benefits	6,576	339	394	447	526	582	4,288
Other(4)	565,442	46,705	44,814	44,814	44,814	44,814	339,481
Operating Leases	21,139	4,326	3,794	3,035	2,406	2,092	5,486
Sponsor Management and Advisory fees	18,000	2,000	2,000	2,000	2,000	2,000	8,000

Total contractual cash obligations	$1,186,188	$71,884	$69,788	$69,082	$163,713	$203,339	$608,382

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $14.0 million assuming a 7% interest rate. The Company made an excess cash flow payment of $17.9 million on March 31, 2006. The 2006 amount only includes the two remaining principal payments for that period.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum payments for Transition Services provided by Rhodia.
(4)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018. In 2006, the amount also includes natural gas purchase commitments.
(5)	Does not reflect the $120 million Floating Rate Senior Notes due 2015 which were issued by our parent, Innophos Investments Holdings, Inc. on February 10, 2005. Amounts do not include interest accrued in the form of new notes estimated to be $103 million by year 2010 which are payable in 2015. Beginning in 2010, estimated annual cash interest payments would be $28.5 million assuming a 12.75% interest rate.

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

At June 30, 2006, we had $190.0 million principal amount of fixed-rate debt and $188.9 million of available floating-rate debt. Based on $188.9 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.9 million per year. In addition, not shown on our balance sheet, Innophos Investments Holdings, Inc. has issued $139.5 million, excluding accrued interest, of Floating Rate Senior Notes. As all of the business for Innophos Investments is transacted through Innophos, Inc. and its subsidiaries, Innophos Investments is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries. However, the Floating Rate Senior Notes maturing in 2015 issued by Innophos Investments Holdings, Inc. will pay interest in the form of issuing new notes in-lieu of cash until 2010. In 2010 and thereafter the interest on the Floating Rate Senior Notes issued by Innophos Investments Holdings, Inc. will be required to be paid in cash. Therefore, an increase of one percentage point would cause an increase of $1.4 million per year in the form of additional notes due in 2015 for Innophos Investments Holdings, Inc.

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

We do not currently hedge our commodity or currency rate risks. In February 2005 and April 2006, we did hedge a portion of our interest rate risk. On February 15, 2005 we entered into a two year interest rate cap derivative instrument with a notional amount of $15 million. In addition, in April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with the first interest rate cap instrument expiring in April 2008 and the other interest rate cap instrument expiring in April 2009.

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

As of June 30, 2006, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2006. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses Previously Disclosed

As previously discussed in item 9A of our 2005 Annual Report on Form 10-K, the Company reported the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

Remediation Plan for the Material Weaknesses

As of June 30, 2006, management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continue to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed a plan for, and continues to make progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Engaged external IT consultants to review security access and segregation of duties in our IT systems.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Improved the procedures and controls for the preparation and posting of manual journal entries, including quarterly testing of manual journal entries.

•	Performed a staffing analysis of, and added permanent, contract, and consulting staff to its financial organization. However, the Company is continuing to develop financial capabilities and has recognized that additional accounting staff is needed. In response, the staffing plan is being implemented.

•	Established an internal audit function.

In addition, the Company, with the help of internal control consultants, has developed and continues to implement specific action plans to enhance the reliability and effectiveness of our internal control over financial reporting. These actions include:

•	Strengthening functional reporting lines between the US corporate office and our foreign subsidiaries.

•	Strengthening our procurement and payment procedures.

•	Engaging an outside service to establish a confidential compliance hotline.

•	Upgrading and making improvements in our use of information systems.

•	Implementing an internal audit plan.

As noted, Management also recognizes that it will need to create an independent information technology platform, enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives.

•	In January 2006, Innophos implemented a new enterprise resource planning system in the Mexico operations.

•	In July 2006, Innophos implemented an upgraded financial system, including a new general ledger system, in the United States and Canada.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of June 30, 2006 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

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

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $138.1 million at current exchange rates as of July 20, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	27.3	10.6	37.9
Interest, Inflation and Penalties	80.0	20.2	100.2

Total	$107.3	$30.8	$138.1

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.8 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the Rhodia Agreement, under which our business was purchased on August 13, 2004, we received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia has acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. We asserted that we are entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia has disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, we sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an Order granting our summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument before the Court has been completed, and the matter has been submitted for a decision. The timing of a decision is not known.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $163.0 million at current exchange rates as of July 20, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $35.4 million at current exchange rates as of July 20, 2006. We believe the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

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

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

Mexican Water Recycling System—PAMCAR Agreement

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

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of July 20, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.2 million at current exchange rates as of July 20, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

In connection with the transaction creating our corporate structure, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3,000. We believe we have meritorious defenses, and intend to contest liability vigorously.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K other than as mentioned below.

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

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. We could also incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, including, for example, if we were required to specially manage certain hazardous or non-hazardous wastes, for example, wastes from the processing of phosphate rock (such as process wastewater and gypsum stack material) that we currently store on-site, or specially manage raw materials and processing materials which we believe are not subject to regulation or are exempt (such as unpurified phosphoric acid we receive at our Geismar, Louisiana facility, the purification of that material into products, and the raffinate produced and returned to our supplier as raw material for their production). Our facilities are subject to periodic inspections by various Federal or State regulatory agencies, including the U.S. Environmental Protection Agency, or EPA, and the U.S. Food and Drug Administration, or FDA. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004 the EPA conducted a multi-media inspection and in 2005 asked follow-up questions regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. We have learned that the EPA will soon send us a report in connection with that inspection. While management has no knowledge regarding the contents of such report, management believes that we operate our Geismar facility in compliance with all applicable laws and regulations, including those of the EPA. Management understands that other regions of the EPA have taken the position that certain steps in producing phosphoric acid and the production and handling of certain co-products and other materials are not eligible for certain exemptions and exclusions from EPA regulations, and instead are required to be managed specially under EPA’s hazardous waste regulations. Should the inspection report question or challenge the applicability of such exemptions or exclusions as applied to our Geismar facility operations, we will seek corrections to the report, and otherwise will support and defend our compliance with applicable EPA regulations.

Currently, we are involved in a number of compliance and remediation efforts and legal proceedings concerning health and safety and environmental matters. We spent approximately $1.5 million in expenditures for environmental improvement projects in 2005. However, health and safety and environmental matters cannot be predicted with certainty, and these amounts may not be adequate for all purposes. In addition, the development or discovery of new facts, events, circumstances or conditions, and other developments such as changes in the law or the interpretation or enforcement thereof, could result in increased costs and liabilities.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites to which we may have sent hazardous waste) in the future. We continue to investigate, monitor or clean-up contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Accruals for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and clean-ups and the ongoing nature of the investigations and clean-ups at our sites, we are unable to predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.

Although our environmental policies and practices are designed to ensure material compliance with federal, state, local and international environmental laws and regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current, or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

Finally, certain additional product regulations may be implemented in the future. In particular, certain jurisdictions have threatened to further regulate or ban the use of phosphate-based products in auto-dishwashing detergents. Washington State has recently enacted such legislation, effective in several counties in 2008 and state-wide in 2010. Such a ban, if instituted in multiple jurisdictions or throughout the U.S., could have a material adverse impact on our business. In addition, although phosphates have already been banned in home laundry detergents in the U.S., phosphates are still permitted for such applications in many Latin American regions. However we cannot assure you that such a ban may not be implemented in some or all of these Latin American markets in the future.

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

INNOPHOS, INC.

By:	/s/ RANDOLPH GRESS
Its:	Randolph Gress Chief Executive Officer and Director (Principal Executive Officer)
Dated:	August 11, 2006

INNOPHOS, INC.

By:	/s/ RICHARD HEYSE
Its:	Richard Heyse Vice President and Chief Financial Officer (Principal Financial Officer)
Dated:	August 11, 2006

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 11, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 11, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated August 11, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated August 11, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002