Form 10-Q
period 2006-09-30
Innophos, Inc.
filed 2006-11-14
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, the registrant has 1,000 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$65,184	$61,219
Accounts receivable - trade	61,094	55,842
Inventories	67,290	76,281
Other current assets	20,479	22,609

Total current assets	214,047	215,951
Property, plant and equipment, net	282,886	305,016
Goodwill	47,268	47,268
Intangibles and other assets, net	67,517	73,732

Total assets	$611,718	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$24,580	$20,009
Accounts payable:
Trade and other	25,669	28,418
Other current liabilities	34,278	47,568

Total current liabilities	84,527	95,995
Long-term debt	353,820	377,891
Other long-term liabilities	28,039	28,418

Total liabilities	466,386	502,304

Commitments and contingencies (see note 9)

Stockholder’s equity	145,332	139,663

Total stockholder’s equity	145,332	139,663

Total liabilities and stockholder’s equity	$611,718	$641,967

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended September 30, 2006	Three months ended September 30, 2005
Net sales	$140,619	133,931
Cost of goods sold	117,883	111,254

Gross profit	22,736	22,677

Operating expenses:
Selling, general and administrative	10,748	10,443
Research & Development Expenses	478	587

Total operating expenses	11,226	11,030

Operating income	11,510	11,647

Interest expense, net	8,551	8,145
Foreign exchange (gains)/losses	(453)	(334)
Other expense (income), net	294	(90)

Income before income taxes	3,118	3,926
Provision for income taxes	3,282	1,873

Net income (loss)	$(164)	$2,053

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net sales	$410,235	406,118
Cost of goods sold	342,246	335,119

Gross profit	67,989	70,999

Operating expenses:
Selling, general and administrative	31,928	38,112
Research & Development Expenses	1,244	1,706

Total operating expenses	33,172	39,818

Operating income	34,817	31,181

Interest expense, net	25,851	24,293
Foreign exchange (gains)/losses	(657)	(374)
Other expense (income), net	276	(358)

Income before income taxes	9,347	7,620
Provision for income taxes	3,678	4,857

Net income	$5,669	$2,763

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash Flows from operating activities
Net income	$5,669	$2,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,103	34,346
Amortization of deferred financing charges	2,701	2,105
Deferred income taxes/(benefit)	(2,615)	(1,733)
Deferred profit sharing	(222)	(702)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(5,252)	10,738
(Increase)/decrease in inventories	8,991	(4,174)
(Increase)/decrease in other current assets	2,130	(2,082)
(Decrease)/increase in accounts payable	(2,749)	(14,101)
(Decrease)/increase in other current liabilities	(13,290)	19,585
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	2,625	200

Net cash provided from operating activities	33,091	46,945

Cash flows from investing activities:
Capital expenditures	(9,626)	(6,403)

Net Cash provided (used for) investing activities	(9,626)	(6,403)

Cash flows from financing activities:
Proceeds from term-loan	—	42,000
Capital contribution	—	100
Principal payments of term-loan	(19,500)	(11,105)
Repayment of revolver	—	(17,000)

Net cash provided from/(used for) financing activities	(19,500)	13,995

Net change in cash	3,965	54,537
Cash and cash equivalents at beginning of period	61,219	12,762

Cash and cash equivalents at end of period	$65,184	$67,299

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company and our predecessor business (“the Phosphates Business”) at December 31, 2005 and for the years ended December 31, 2004 and 2003.

Innophos is a wholly-owned subsidiary of Innophos Investments Holdings, Inc., incorporated under the laws of the State of Delaware. Innophos Investments Hodlings, Inc. is a wholly-owned subsidiary of Innophos Holdings, Inc. On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

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

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. Under SFAS No. 123(R), the Company previously was defined as a nonpublic company as we do not have publicly traded equity securities. However, effective November 7, 2006, our ultimate parent, Innophos Holdings, Inc. completed an initial public offering of its common stock. Beginning in the fourth quarter they will meet the definition of a public company and therefore the related compensation expense will be reflected in our financial statements.

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

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). We will continue to account for the outstanding awards under APB 25 until they are settled. Since the adoption of SFAS No. 123(R), the Company did not grant new awards or modify any existing awards that were granted under SFAS No. 123 and as such no compensation expense has been recorded.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, and FASB Interpretation No. 48, FSP AUG AIR-1, and SFAS No. 158, all of which are summarized below.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 which prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” In September 2006, the Financial Accounting Standards Board (FASB) issued FSP AUG AIR-1 which amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” (“Airline Guide”), and APB Opinion No. 28, “Interim Financial Reporting.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, leaving three acceptable methods; i) direct expensing, ii) built-in overhaul and iii) deferral. FSP AUG AIR-1 is effective for annual periods beginning after December 15, 2006. The Company does not believe that the adoption of FSP AUG AIR-1 will have a material effect on its consolidated financial position or results of operations as the Company has been using the direct expensing method for planned major maintenance activities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this statement may have on its financial position or results of operations.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other post retirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 is effective for companies without publicly traded equity securities for fiscal years ended after June 15, 2007. Based on the funded status of our pension and postretirement benefit plans in our Annual Report on Form 10-K for the year ended December 31, 2005, the adoption of SFAS No. 158 will result in the recognition of an estimated $3.0 million pension and post-retirement liability. We do not believe this will have a material impact on our results of operations. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of the adoption date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material effect on its consolidated financial position or results of operations.

2. Inventories:

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$18,248	$14,076
Spare parts	6,720	6,952
Finished products	42,322	55,253

	$67,290	$76,281

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

3. Other Current Assets:

Other current assets consist of the following:

	September 30, 2006	December 31, 2005
Creditable taxes (value added taxes)	$8,371	$6,052
Prepaid income taxes	428	5,350
Prepaids	10,570	9,889
Other	1,110	1,318

	$20,479	$22,609

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2006	December 31, 2005
Supply agreement, net of accumulated amortization of $4,389 for 2006 and $2,842 for 2005	2.5	$511	$2,058
Developed technology and application patents, net of accumulated amortization of $4,029 for 2006 and $2,606 for 2005	10-20	32,572	33,994
Customer relationships, net of accumulated amortization of $1,076 for 2006 and $699 for 2005	20	9,024	9,401
Tradenames and license agreements, net of accumulated amortization of $1,375 for 2006 and $895 for 2005	5-20	7,925	8,402
Capitalized software, net of accumulated amortization of $1,043 for 2006 and $588 for 2005	3-5	2,214	927
Non-compete agreement, net of accumulated amortization of $639 for 2006 and $414 for 2005	2.5	75	300

Total Intangibles		$52,321	$55,082

Deferred financing costs, net of accumulated amortization of $ 7,017 for 2006 and $4,320 for 2005		$14,486	$17,187
Deferred income taxes		325	1,463
Other Assets		385	—

Total other assets		$15,196	$18,650

		$67,517	$73,732

5. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2006	December 31, 2005
Payroll related	$7,787	$9,291
Interest	2,404	7,031
Freight and rebates	4,399	5,006
Benefits and pensions	5,556	7,532
Taxes	6,259	11,741
Legal	671	504
Non-trade payable	1,309	1,771
Other	5,893	4,692

	$34,278	$47,568

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2006	December 31, 2005
Senior credit facility	$188,400	$207,900
Senior subordinated notes	190,000	190,000

	$378,400	$397,900
Less current portion	24,580	20,009

	$353,820	$377,891

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at September 30, 2006 at 7.58%. The amount outstanding on the term loan facility as of September 30, 2006 was $188.4 million.

There was no amount outstanding on the revolving portion of the senior credit facility at September 30, 2006. The Company has issued approximately 4.4 million of letters of credit under the sub-facility as of September 30, 2006.

As required by the credit agreement, Innophos, Inc. must maintain 50% of its outstanding debt of its senior credit facility and the Senior Subordinated Notes in fixed rate instruments. As such, on February 3, 2005, Innophos, Inc. executed a rate cap derivative instrument. The terms of this derivative instrument is a rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. The fair value of the rate cap derivative instrument is $32 as of September 30, 2006.

In April 2006, the Company executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $25 as of September 30, 2006. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $2 as of September 30, 2006.

The Company is required within five days from the issuance of the 2006 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The Company made a voluntary prepayment of the term loan on October 30, 2006 in the amount of $30.0 million which is expected to satisfy the required excess cash flow payment for the 2006 calendar year which is due within five days from the issuance of the 2006 annual financial statements (refer to Note 13).

As of September 30, 2006, management believes the Company is in full compliance with all debt covenant requirements.

During 2005, our parent, Innophos Investments Holdings, Inc., issued $120 million Floating Rate Senior Notes due 2015. Interest on these notes accrues quarterly and is payable in arrears on February 15, May 15, August 15, and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of new notes and thereafter in cash. Although the 2005 Floating Rate Senior Notes are not recorded on the financial statements of Innophos, Inc. and subsidiaries, however, Innophos Investments Holdings, Inc. depends on the operations of Innophos, Inc. and subsidiaries to fund the obligation. As of September 30, 2006, the outstanding obligation, including interest of $2.5 million in the form of new notes, is $146.5 million.

In connection with the consummation of the initial public offering of the common stock of Innophos Holdings, Inc. (refer to Note 13), the net proceeds from the offering, after deducting the estimated underwriting discounts, commissions and expenses, will be used to redeem approximately $83.2 million aggregate principal amount of Innophos Investments Holdings, Inc. Floating Rate Senior Notes during the fourth quarter of 2006. In addition, the Company anticipates to incur $4.7 million of related prepayment penalties which will be paid from the proceeds of the offering and cash on hand.

Total interest cash payments by the Company for all indebtedness for the period ended September 30, 2006 and September 30, 2005 was $29.6 million and $26.6 million, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest expense	$8,424	7,863	$24,988	$22,948
Deferred financing cost	723	702	2,701	2,105
Interest income	(595)	(420)	(1,838)	(760)

Total interest expense, net	$8,552	$8,145	$25,851	$24,293

7. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	September 30, 2006	December 31, 2005
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	688	910
Deferred income taxes	20,156	23,701
Other Liabilities	6,095	2,707

	$28,039	$28,418

8. Income Taxes:

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	(Loss) before Income taxes	Income tax expense/ (benefit)	(Loss) before Income taxes	Income tax expense/ (benefit)
US	$(4,767)	210	$(3,270)	$173
Canada/Mexico	14,114	3,468	10,890	4,684

Total	$9,347	3,678	7,620	4,857

Current income taxes		6,293		$6,590
Deferred income taxes		(2,615)		(1,733)

Total		$3,678		$4,857

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

A reconciliation of the U.S. statutory rate and income taxes follows:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Income tax expense (benefit) at the U.S. statututory rate	$3,271	$2,667
State Income taxes (net of federal tax effect)	59	25
Foreign tax rate differential	(1,383)	1,014
Change in valuation allowance	1,768	1,280
Non-deductible permanent items	57	—
Change in tax rates	—	(138)
Other	(94)	9

Provision (Benefit) for income taxes	$3,678	$4,857

Income taxes paid were $8,206 and $3,959 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

9. Commitments and Contingencies:

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are reasonably probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts in excess of those accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

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

In 2004 the Environmental Protection Agency, or EPA, conducted a multi-media inspection and in 2005 asked follow-up questions regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, the Company received a report in connection with that inspection identifying certain areas of concern raised by the EPA regarding the compliance status of certain co-products, materials and wastes under the EPA’s hazardous waste regulations. Management believes that the Company operates our Geismar facility in compliance with all applicable laws and regulations, including those of the EPA, and in October 2006 responded to the report correcting errors, providing additional information and explaining why our operations meet all applicable regulations or qualify for certain exemptions or exclusions.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which previously housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has a recorded liability, which represents the Company’s best estimate, of $1.1 million as of September 30, 2006.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

Litigation

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at the Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the original claims total approximately $139.2 million at current exchange rates as of October 20, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	27.5	10.7	38.2
Interest, Inflation and Penalties	80.6	20.4	101.0

Total	108.1	31.1	139.2

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and the Company is vigorously defending the matter.

CNA Administrative Proceedings and Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $31.1 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the purchase and sale agreement, or the Rhodia Agreement, under which our business was purchased on August 13, 2004, the Company received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. The Company asserted that it is entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, the Company sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that it is entitled to full indemnification under the Rhodia Agreement. The Company filed a for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The court entered an Order granting us summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument have been completed, and the matter has been submitted for decision. The timing of a decision is not known. There are no assurances that the Company will ultimately prevail in our lawsuit against Rhodia in this matter; accordingly, it is possible that Rhodia could ultimately be found to be not liable for any part of the Fresh Water Claims and Salt Water Claims.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $164.3 million at current exchange rates as of October 20, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, the Company is advised that the amount of security required would be reduced to $35.7 million at current exchange rates as of October 20, 2006. The Company believes the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, the Company could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia (whether due to Rhodia’s unwillingness or inability to pay, or Rhodia ultimately prevailing on the merits of our pending lawsuit in New York), this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time the Company could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that the Company will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

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

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of October 20, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.3 million at current exchange rates as of October 20, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view the Company and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. The Company has notified Rhodia of the Mosaic claim under the Rhodia Agreement under which the Company purchased the business, that it is seeking indemnification. Rhodia has declined the claim stating that the Company has not provided sufficient information. The Company will continue to investigate and defend the claim through Canadian counsel.

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

In addition, the Company is party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, the Company does not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

Other contingencies

In connection the acquisition of our business from Rhodia, the Company entered into certain ancillary agreements concerning transitional matters, and continuation of certain transactions and services between the two companies. One such agreement is the Utilities and Services Agreement (Silica – Chicago Heights) (“U&S Agreement”) under which our Chicago Heights facility continues to provide certain services to Rhodia’s silica plant. Prior to the acquisition, our Chicago Heights phosphates facility and Rhodia’s Chicago Height’s silica plant were part of the same site and certain infrastructure and operations were integrated. Under the U&S Agreement certain utilities (electricity and natural gas) were to be separated following an initial one-year transition period (subject to extension), and other services were to continue for other terms (e.g., water for 5 years and steam for 10 years). Following an internal review of tax compliance, the Company identified issues as to whether the transactions under the U&S Agreement might be subject to certain sales, use and other state and local taxes. Management believes that our role under the U&S Agreement as to utilities has been to continue to acquire utilities on Rhodia’s behalf, subject to reimbursement for actual cost, and that otherwise the nature of these post-acquisition transition services would not constitute a sale of these commodities or services subject to such taxes. Therefore, the Company believes this contingent matter does not represent a probable liability. Furthermore, should it be ultimately determined that such services are subject to such state and local taxes, the Company believes it can invoice Rhodia and obtain reimbursement of such taxes from Rhodia under the U&S Agreement. The current total amount of this contingent liability since our acquisition of the business from Rhodia as of August 13, 2004, is approximately $0.7 million, not including interest and penalties. The Company is working with Rhodia’s representatives to separate utilities and otherwise confirm the non-taxable nature of these services as to both prior and future periods.

10. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$91	$83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net peridodic (benefit)/expense	$150	$144	$294

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$273	$249	$522
Interest cost	87	72	159
Expected return on assets	(12)	216	204
Amortization of prior service cost	102	—	102
Amortization of unrecognized (gains)/losses	—	(105)	(105)

Net peridodic (benefit)/expense	$450	$432	$882

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the United States plans for the three months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$71	37	$108
Interest cost	29	46	75
Expected return on assets	(5)	—	(5)
Amortization of prior service cost (gains)/losses	41	72	113

Net peridodic (benefit)/expense	$136	$155	$291

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$213	111	$324
Interest cost	87	138	225
Expected return on assets	(15)	—	(15)
Amortization of prior service cost (gains)/losses	123	216	339

Net peridodic (benefit)/expense	$408	$465	$873

We made our entire cash contributions of $1.7 million for the year to our U.S. defined contribution plan during the first quarter of 2006 for the plan year 2005. The U.S. defined benefit cash contributions will be approximately $0.1 million for 2006.

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of unrecognized (gains)/losses	18	8	26

Net peridodic (benefit)/expense	$66	$35	$101

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$162	36	$198
Interest cost	285	33	318
Expected return on assets	(303)	—	(303)
Amortization of initial transition obligation	—	12	12
Amortization of unrecognized (gains)/losses	54	24	78

Net peridodic (benefit)/expense	$198	$105	$303

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$38	9	$47
Interest cost	78	7	85
Expected return on assets	(86)	—	(86)
Amortization of initial transition obligation	—	7	7
Amortization of (gains)/losses	1	—	1

Net periodic (benefit)/expense	$31	$23	$54

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$114	$27	$141
Interest cost	234	21	255
Expected return on assets	(258)	—	(258)
Amortization of initial transition obligation	—	21	21
Amortization of (gains)/losses	3	—	3

Net periodic (benefit)/expense	$93	$69	$162

We made cash contributions to our Canadian defined benefit plan of $0.9 million during the nine months ended September 30, 2006. We expect to make cash contributions to our Canadian defined benefit plans of $0.2 million during the remainder of 2006.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

For the three months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$82,195	51,045	7,379		$140,619
Intersegment sales	6,665	6,590	16,464	(29,719)	—

Total sales	88,860	57,635	23,843	(29,719)	140,619

EBITDA	$8,758	13,746	1,496	—	$24,000

Reconciliation of EBITDA to net income (loss)
EBITDA					24,000
Depreciation and amortization					12,331
Amortization of deferred financing charges					723
Interest expense, net					7,828
Income tax expense (benefit)					3,282

Net Income (Loss)					$(164)

For the three months ended September 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$80,702	46,103	7,126	—	$133,931
Intersegment sales	7,597	4,607	11,282	(23,486)	—

Total sales	88,299	50,710	18,408	(23,486)	133,931

EBITDA	$14,735	8,169	990	—	$23,894

Reconciliation of EBITDA to net income (loss)
EBITDA					23,894
Depreciation and amortization					11,823
Amortization of deferred financing charges					702
Interest expense, net					7,443
Income tax expense (benefit)					1,873

Net Income (Loss)					$2,053

For the nine months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$240,785	147,604	21,846		$410,235
Intersegment sales	24,759	16,947	47,508	(89,214)	—

Total sales	265,544	164,551	69,354	(89,214)	410,235

EBITDA	$32,403	33,483	4,415	—	$70,301

Reconciliation of EBITDA to net income (loss)
EBITDA					70,301
Depreciation and amortization					35,103
Amortization of deferred financing charges					2,701
Interest expense, net					23,150
Income tax expense (benefit)					3,678

Net Income (Loss)					$5,669

For the nine months ended September 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$245,779	137,630	22,709		$406,118
Intersegment sales	24,073	22,492	35,507	(82,072)	—

Total sales	269,852	160,122	58,216	(82,072)	406,118

EBITDA	$35,447	28,373	2,439	—	$66,259

Reconciliation of EBITDA to net income (loss)
EBITDA					66,259
Depreciation and amortization					34,346
Amortization of deferred financing charges					2,105
Interest expense, net					22,188
Income tax expense (benefit)					4,857

Net Income (Loss)					$2,763

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of September 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$48,575	$—	$16,609	$—	$65,184
Accounts receivable	105,631	—	91,511	(136,048)	61,094
Inventories	40,526	—	26,764	—	67,290
Other current assets	11,365	—	9,833	(719)	20,479

Total current assets	206,097	—	144,717	(136,767)	214,047
Property, plant and equipment, net	147,941	—	134,945	—	282,886
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	100,923	68,620	—	(169,543)	—
Intercompany notes	112,641	—	—	(112,641)	—
Intangibles and other assets, net	55,587	—	11,930	—	67,517

Total	$630,426	$68,620	$331,623	$(418,951)	$611,718

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$24,580	$—	$—	$—	$24,580
Accounts payable	82,881	—	78,836	(136,048)	25,669
Other current liabilities	21,033	—	13,964	(719)	34,278

Total current liabilities	128,494	—	92,800	(136,767)	84,527
Lont-term debt	353,820	—	112,641	(112,641)	353,820
Other long-term liabilities	2,780	—	25,259	—	28,039
Total stockholder’s equity	145,332	68,620	100,923	(169,543)	145,332

Total	$630,426	$68,620	$331,623	$(418,951)	$611,718

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of December 31, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary *	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$51,522	$—	$9,697	$—	$61,219
Accounts receivable	74,840	—	62,425	(81,423)	55,842
Inventories	42,399	—	33,882	—	76,281
Other current assets	9,759	—	13,539	(689)	22,609

Total current assets	178,520	—	119,543	(82,112)	215,951
Property, plant and equipment, net	159,237	—	145,779	—	305,016
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	90,751	62,617	—	(153,368)	—
Intercompany notes	129,893	—	—	(129,893)	—
Intangibles and other assets, net	58,504	—	15,228	—	73,732

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$20,009	$—	$—	$—	$20,009
Accounts payable	56,921	—	52,920	(81,423)	28,418
Other current liabilities	27,893	—	20,364	(689)	47,568

Total current liabilities	104,823	—	73,284	(82,112)	95,995
Lont-term debt	377,891	—	129,893	(129,893)	377,891
Other long-term liabilities	1,765	—	26,653	—	28,418
Total stockholder’s equity	139,663	62,617	90,751	(153,368)	139,663

Total	$624,142	$62,617	$320,581	$(365,373)	$641,967

*	Reclassification occurred to conform to current year presentation.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$88,860	$—	$81,478	$(29,719)	$140,619
Cost of goods sold	78,700	—	68,902	(29,719)	117,883

Gross Profit	10,160	—	12,576	—	22,736

Operating expenses:
Selling, general and administrative expenses and R&D	8,455	—	2,771	—	11,226
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	8,455	—	2,771	—	11,226

Operating income	1,705	—	9,805	—	11,510
Interest expense, net	5,953	—	2,598	—	8,551
Foreign exchange (gains)/losses	8	—	(461)	—	(453)
Other expenses (income)	(4)	—	298	—	294
Equity (income) loss	(4,158)	(3,696)	—	7,854	—

Income (loss) before income tax	(94)	3,696	7,370	(7,854)	3,118
Provision (benefit) for income taxes	70	—	3,212	—	3,282

Net income (loss)	$(164)	$3,696	$4,158	$(7,854)	$(164)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$265,544	$—	$233,905	$(89,214)	$410,235
Cost of goods sold	227,624	—	203,836	(89,214)	342,246

Gross Profit	37,920	—	30,069	—	67,989

Operating expenses:
Selling, general and administrative expenses and R&D	24,484	—	8,688	—	33,172
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	24,484	—	8,688	—	33,172

Operating income	13,436	—	21,381	—	34,817
Interest expense, net	18,200	—	7,651	—	25,851
Foreign exchange (gains)/losses	(112)	—	(545)	—	(657)
Other expenses (income)	115	—	161	—	276
Equity (income) loss	(10,646)	(9,479)	—	20,125	—

Income (loss) before income tax	5,879	9,479	14,114	(20,125)	9,347
Provision (benefit) for income taxes	210	—	3,468	—	3,678

Net income (loss)	$5,669	$9,479	$10,646	$(20,125)	$5,669

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$88,299	$—	$69,118	$(23,486)	$133,931
Cost of goods sold	71,493	—	63,247	(23,486)	111,254

Gross Profit	16,806	—	5,871	—	22,677

Operating expenses:
Selling, general and administrative expenses and R&D	8,756	—	2,274	—	11,030
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	8,756	—	2,274	—	11,030

Operating income	8,050	—	3,597	—	11,647
Interest expense, net	5,922	—	2,223	—	8,145
Foreign exchange (gains)/losses	16	—	(350)	—	(334)
Other expenses (income)	—	—	(90)	—	(90)
Equity (income) loss	1	51	—	(52)	—

Income (loss) before income tax	2,111	(51)	1,814	52	3,926
Provision (benefit) for income taxes	58	—	1,815	—	1,873

Net income (loss)	$2,053	$(51)	$(1)	$52	$2,053

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$269,852	$—	$218,338	$(82,072)	$406,118
Cost of goods sold	221,674	—	195,517	(82,072)	335,119

Gross Profit	48,178	—	22,821	—	70,999

Operating expenses:
Selling, general and administrative expenses and R&D	31,682	—	8,136	—	39,818
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	31,682	—	8,136	—	39,818

Operating income	16,496	—	14,685	—	31,181
Interest expense, net	19,721	—	4,572	—	24,293
Foreign exchange (gains)/losses	45	—	(419)	—	(374)
Other expenses (income)	—	—	(358)	—	(358)
Equity (income) loss	(6,206)	(6,425)	—	12,631	—

Income (loss) before income tax	2,936	6,425	10,890	(12,631)	7,620
Provision (benefit) for income taxes	173	—	4,684	—	4,857

Net income (loss)	$2,763	$6,425	$6,206	$(12,631)	$2,763

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$5,669	$9,479	$10,646	$(20,125)	$5,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,970	—	16,133	—	35,103
Amortization of deferred financing charges	2,701	—	—	—	2,701
Deferred income taxes/(benefits)	135	—	(2,750)	—	(2,615)
Profit sharing	—	—	(222)	—	(222)
Equity (income) loss in non-guarantor subsidiaries	(10,646)	(9,479)	—	20,125	—
Non-cash activities, In-process R&D	—	—	—	—	—
Non-cash charges, inventory adjustments	—	—	—	—	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(30,791)	—	(29,086)	54,625	(5,252)
(Increase)/decrease in inventories	1,873	—	7,118	—	8,991
(Increase)/decrease in other current assets	(1,606)	—	3,706	30	2,130
(Decrease)/increase in accounts payable	25,960	—	25,916	(54,625)	(2,749)
(Decrease)/increase in other current liabilities	(6,860)	—	(6,400)	(30)	(13,290)
Changes in other long-term assets and liabilities, net	(5,867)	—	8,492	—	2,625

Net cash provided from operating activities	(462)	—	33,553	—	33,091

Cash flows from investing activities:
Capital expenditures	(6,984)	—	(2,642)	—	(9,626)
Acquisition of Phosphate Business	—	—	—	—	—
Costs of Acquisitions	—	—	—	—	—

Net Cash used for investing activities	(6,984)	—	(2,642)	—	(9,626)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc	—	—	(24,000)	24,000	—
Advances to subsidiaries	—	—	—	—	—
Repayments from subsidiaries	24,000	—	—	(24,000)	—
Borrowings from revolving lines of credit	—	—	—	—	—
Capital contributions	—	—	—	—	—
Capital contributions - subsidiaries	—	—	—	—	—
Proceeds from issuance long-term bonds	—	—	—	—	—
Proceeds from term loans	—	—	—	—	—
Principal payment of term loans	(19,500)	—	—	—	(19,500)
Repayment of revolver	—	—	—	—	—
Deferred financing costs	—	—	—	—	—

Net cash (used for) financing activities	4,500	—	(24,000)	—	(19,500)

Net change in cash	(2,946)	—	6,911	—	3,965
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$48,576	$—	$16,608	$—	$65,184

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$2,763	$6,425	$6,206	$(12,631)	$2,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,996	—	15,350	—	34,346
Amortization of deferred financing charges	2,105	—	—	—	2,105
Deferred income taxes/(benefits)	135	—	(1,868)	—	(1,733)
Profit sharing	—	—	(702)	—	(702)
Equity (income) loss in non-guarantor subsidiaries	(6,206)	(6,425)	—	12,631	—
Non-cash activities, In-process R&D					—
Non-cash charges, inventory adjustments	—	—	—	—	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(22,244)	—	(6,028)	39,010	10,738
(Increase)/decrease in inventories	2,268	—	(6,442)	—	(4,174)
(Increase)/decrease in other current assets	(1,779)	—	(303)		(2,082)
(Decrease)/increase in accounts payable	13,749	—	11,160	(39,010)	(14,101)
(Decrease)/increase in other current liabilities	10,021	—	9,564		19,585
Changes in other long-term assets and liabilities, net	(14,838)	—	15,038	—	200

Net cash provided from operating activities	4,970	—	41,975	—	46,945

Cash flows from investing activities:
Capital expenditures	(4,196)	—	(2,207)	—	(6,403)
Acquisition of Phosphate Business	—	—	—	—	—
Costs of Acquisitions	—	—	—	—	—

Net Cash used for investing activities	(4,196)	—	(2,207)	—	(6,403)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc	21,051	—	(21,051)	—	—
Advances to subsidiaries	—	—	—	—	—
Net reduction in advances from Rhodia	—	—	—	—	—
Repayments from subsidiaries		—		—	—
Borrowings from revolving lines of credit	—	—	—	—	—
Capital contributions	100	—	—	—	100
Capital contributions - subsidiaries	—	—	—	—	—
Proceeds from issuance long-term bonds	—	—	—	—	—
Proceeds from term loans	42,000	—	—	—	42,000
Principal payment of term loans	(11,105)	—	—	—	(11,105)
Repayment of revolver	(17,000)	—	—	—	(17,000)
Deferred financing costs	—	—	—	—	—

Net cash (used for) financing activities	35,046	—	(21,051)	—	13,995

Net change in cash	35,820	—	18,717	—	54,537
Cash and cash equivalents at beginning of period	11,289	—	1,473	—	12,762

Cash and cash equivalents at end of period	$47,109	$—	$20,190	$—	$67,299

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except where noted)

13. Subsequent event

On November 2, 2006 Innophos Holdings, Inc., the parent company of Innophos Investments Holdings, Inc., announced its initial public offering of 8,695,652 shares of common stock priced at $12.00 per share. Innophos Holdings, Inc. also granted the underwriters an option to purchase up to an additional 1,304,348 shares at the initial public offering price (“IPO”) which was exercised on November 10, 2006 to cover over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $86.3 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The Company anticipates using the majority of the offering proceeds to pay down approximately $83.2 million in aggregated principal of Innophos Investment Holdings Floating Rate Senior Notes. As a result of this prepayment, the Company will incur a penalty of approximately $4.7 million. Furthermore, the redemption of these notes will result in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities of Innophos Holdings, Inc., nor shall there be any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and has paid Bain Capital a $13.2 million termination fee.

On October 18, 2006, Innophos, Inc. and Innophos Holdings, Inc., or the Company, the parent company to both Innophos, Inc. and Innophos Investments Holdings, Inc., entered into bonus agreements with certain officers of Innophos, Inc., including Randy Gress, Richard Heyse, William Farran and Louis Calvarin, or collectively, the Executives, pursuant to which they will be entitled to receive a bonus upon consummation of the initial public offering of its common stock, which we refer to herein as an IPO. The amount of each bonus was determined pursuant to a formula that calculates the accretion in value of a specified number of the Company’s Class A Shares and Class L Shares from and after April 1, 2005 through the date of the IPO based on the offering price of the common stock.

As a result of the completion of our IPO, certain executives will be paid 55% in cash no later than the 10th business day after the consummation of an IPO, or Closing Date, and 45% by issuance of a number of shares of the Company’s common stock, or Bonus Shares, or calculated by dividing 45% of the bonus amount by the initial per share offering price. The Bonus Shares will be unvested at issuance and will be subject to vesting at a rate of 11.11% on each January 1, April 1, July 1 and October 1 after the Closing Date. Prior to vesting, Executives will not sell or transfer any Bonus Shares. An Executive’s unvested Bonus Shares shall become fully vested upon a sale of the Company or upon a termination of the Executive’s employment other than for “Cause” as defined in the bonus agreements. Unvested Bonus Shares will otherwise be forfeited upon termination of employment. Based on the final offering price of $12.00 per share, the retention bonuses for the executives provided for a total bonus of $4.6 million, including restricted stock and cash payments. We expect to expense approximately $2.5 million of this amount in the fourth quarter 2006 and the remainder over 2007, 2008 and the first quarter of 2009.

The Company expects to make approximately $39.0 million of prepayments on our senior credit facility during the fourth quarter of 2006, which consists of $30.0 million which was paid on October 30, 2006 and approximately $9.0 million which is anticipated to be paid on November 30, 2006. These prepayments will result in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges.

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

Overview

Innophos is a wholly-owned subsidiary of Innophos Investments Holdings, Inc., incorporated under the laws of the State of Delaware. On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications. Our principal products include: (1) Purified Phosphoric Acid, (2) Specialty Salts and Specialty Acids, and (3) Technical Grade Sodium Tripolyphosphates (“STPP”) and Other Products.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents. Other Products consist primarily of co-production sold as fertilizers.

Below is a summary chart of the corporate structure of our direct parents and subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Amount	%	Amount	%
Net sales	$140.6	100.0	$133.9	100.0
Cost of goods sold	117.9	83.9	111.2	83.0

Gross profit	22.7	16.1	22.7	17.0
Operating expenses: Selling, general and administrative	10.7	7.6	10.4	7.8
Research & Development Expenses	0.5	0.4	0.6	0.4

Operating income	11.5	8.2	11.7	8.7
Interest expense, net	8.6	6.1	8.1	6.0
Foreign exchange (gains)/losses, net	(0.5)	(0.4)	(0.3)	(0.2)
Other expense (income)	0.3	0.2	(0.1)	(0.1)
Provision for income taxes	3.3	2.3	1.9	1.4

Net income (loss)	$(0.2)	(0.1)	$2.1	1.6

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount	%	Amount	%
Net sales	$410.2	100.0	$406.1	100.0
Cost of goods sold	342.2	83.4	335.1	82.5

Gross profit	68.0	16.6	71.0	17.5
Operating expenses: Selling, general and administrative	31.9	7.8	38.1	9.4
Research & Development Expenses	1.2	0.3	1.7	0.4

Operating income	34.9	8.5	31.2	7.7
Interest expense, net	25.9	6.3	24.3	6.0
Foreign exchange (gains)/losses, net	(0.7)	(0.2)	(0.4)	(0.1)
Other expense (income)	0.3	0.1	(0.4)	(0.1)
Provision for income taxes	3.7	0.9	4.9	1.2

Net income	$5.7	1.4	$2.8	0.7

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2006 were $140.6 million, an increase of $6.7 million, or 5.0%, as compared to $133.9 million for the same period in 2005. Selling price increases had a positive impact of 4.9% or $6.6 million on net sales compared to the same period last year. Year over year volume changes had a minimal effect on net sales of 0.1% or $0.1 million.

The following table illustrates for the three months ended September 30, 2006 the percentage changes in net sales by reportable segment compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	7.0%	(5.1)%	1.9%
Canada	6.3%	(2.7)%	3.6%
Mexico	1.0%	9.7%	10.7%

In the United States, 2.2% of the 5.1% volume/mix impact was due to the loss of business from a customer shifting their production from North America to Latin America.

The following table illustrates for the three months ended September 30, 2006 the percentage changes for net sales by major product lines compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	12.3%	(4.4)%	7.9%
Specialty Salts and Specialty Acids	1.7%	(4.0)%	(2.3)%
STPP and Other	5.5%	14.3%	19.8%

2.4% of the 4.0% volume/mix impact in Specialty Salts and Specialty Acids was due to the loss of business from a customer shifting their production from North America to Latin America.

Excluding the customer loss noted above, for Purified Phosphoric Acid and Specialty Salts and Specialty Acids the unfavorable volume/mix impacts are primarily explained by lower year over year demand at existing customers. Volume impacts for STPP and Other Products were strong for the three months ended September 30, 2006 due to very favorable customer demand for our Other Products.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three month period ended September 30, 2006 was $22.7 million, the same level as the comparable period for 2005. Gross profit percentage decreased to 16.1% for the three month period ended September 30, 2006 versus 17.0 % for the comparable period in 2005. Higher selling prices of $6.6 million, along with stable volumes, were offset by higher raw material, fixed, and depreciation costs of $4.9 million and $1.7 million of higher fixed costs related to planned inventory reductions ($2.0 million of expense in 2006 versus $0.3 million expense in 2005). Inventory declined $8.5 million in the current quarter compared to a $1.0 million decrease in the comparable period in 2005.

Operating Expenses and Research and Development

Operating expenses in the three month period ended September 30, 2006 consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the three month period ended September 30, 2006, were $11.2 million, an increase of $0.2 million, or 1.8%, as compared to the three month period ended September 30, 2005.

Operating Income

Operating income for the three month period ended September 30, 2006 was $11.5 million, a decrease of $0.2 million, or 1.7%, as compared to $11.7 million for the comparable period in 2005. Operating income percentages decreased to 8.2% for the three month period ended September 30, 2006 from 8.7% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the three month period ended September 30, 2006 was $8.6 million, an increase of $0.5million, compared to $8.1million for the comparable period in 2005. This increase is primarily due to higher interest rates.

Foreign Exchange

Foreign exchange gain for the three month period ended September 30, 2006 was $0.5 million, an increase of $0.2 million, as compared to a gain of $0.3 million for the comparable period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three month period ended September 30, 2006 was $3.3 million, an increase of $1.4 million, compared to $1.9 million for the comparable period in 2005. In the U.S., we carry a full valuation allowance of approximately $5.7 million for our net deferred tax asset.

Net Income

Net income for the three month period ended September 30, 2006 was a net loss of $0.2 million, a decrease of $2.3 million, compared to net income of $2.1 million for the comparable period in 2005, due to the factors described above.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine month period ended September 30, 2006 were $410.2 million, an increase of $4.1 million, or 1.0%, as compared to $406.1 million for the comparable period in 2005. Selling price increases to offset rising raw material and energy costs had a positive impact of 8.1% or $32.8 million on sales. Volume declines partially offset by improved mix, had a negative effect of 7.1% or $28.7 million.

The following table illustrates for the nine months ended September 30, 2006 the percentage changes in net sales by reportable segment compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	8.6%	(10.6)%	(2.0)%
Canada	13.4%	(17.2)%	(3.8)%
Mexico	6.3%	0.9%	7.2%

In the United States, 1.7% of the 10.6% volume/mix impact was due to the loss of business from a customer shifting their production from North America to Latin America.

The following table illustrates for the nine months ended September 30, 2006 the percentage changes for net sales by major product lines compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	12.8%	1.7%	14.5%
Specialty Salts and Specialty Acids	5.5%	(8.8)%	(3.3)%
STPP and Other	9.5%	(10.6)%	(1.1)%

1.9% of the 8.8% volume/mix impact in Specialty Salts and Specialty Acids was due to the loss of business from a customer shifting their production from North America to Latin America.

The volume decline of 8.8% in Specialty Salts and Specialty Acids comes from the following approximate impacts:

4.1% negative impact from changes in customers inventory levels, mix, changes in end use demand and various other factors

2.8% negative impact from reduced share at several accounts

1.0% negative impact from discontinuing low margin resales/tolls

0.9% negative impact due to customer product reformulation

The most significant drivers of the 2.8% share loss are:

1.5% due to the price driven loss of sales share in one particular product line due to imported material.

1.9% due to a customer unexpectedly moving their production offshore.

0.6% net gain at our other accounts.

The volume decline of 10.6% in STPP and Other Products comes from the following approximate impacts:

8.8% negative impact from shedding low margin resales

8.4% negative impact from share loss at several accounts. Roughly 6.3% of the 8.4% loss is due to taking a secondary, instead of a primary, position at the accounts.

0.5% negative impact from reformulation

7.1% positive impact from end use demand at existing accounts and various other factors

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine month period ended September 30, 2006 was $68.0 million, a decrease of $3.0 million, or 4.2%, as compared to $71.0 million for the comparable period in 2005. Gross profit percentage decreased to 16.6% for the nine month period ended September 30, 2006 versus 17.5% for the comparable period in 2005. Higher selling prices of $32.8 million were offset by lower volumes, higher raw material costs, energy, exchange rate and depreciation of $30.7 million. Gross profit was also negatively impacted by $1.9 million from our major planned non-annual maintenance outages at Geismar and Coatzacoalcos, Mexico ($4.5 million for the nine months ended September 30, 2006 versus $2.6 million for the comparable period in 2005). Finally, gross profit was negatively impacted by $3.2 million ($1.3 million expense in 2006 versus $1.9 million income in 2005) from higher fixed costs due to planned inventory reductions. Inventory declined $9.0 million for the nine month period ended September 30, 2006 compared to an increase of $4.1 million for the comparable period in 2005.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the nine month period ended September 30, 2006, were $33.2 million, a decrease of $6.6 million, or 16.7%, as compared to the nine month period ended September 30, 2005. This decrease was primarily due to decreases of $1.1 million of legal and professional fees related to the Rhodia indemnification matter and defense of the CNA tax claims, $2.6 million of separation, relocation and recruitment costs, $0.8 million of Mexico controls and tax compliance costs, $1.2 million of advisory fees paid to our sponsors in 2005 for Innophos Investments Holdings, Inc.’s $120 million Floating Rate Senior Notes offering, $1.0 million lower insurance costs, $1.1 million lower stand alone costs for rent, information technology, and R&D, partially offset by $1.5 million higher legal and professional fees.

Operating Income

Operating income for the nine month period ended September 30, 2006 was $34.8 million, an increase of $3.6 million, or 11.7%, as compared to $31.2 million for the comparable period in 2005. Operating income percentages increased to 8.5% for the nine month period ended September 30, 2006 from 7.7% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the nine month period ended September 30, 2006 was $25.9 million, an increase of $1.6 million, compared to $24.3 million for the comparable period in 2005. This increase is primarily due to higher interest rates.

Foreign Exchange

Foreign exchange gain for the nine month period ended September 30, 2006 was $0.7 million, an increase of $0.3 million, as compared to $0.4 million for the comparable period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period-to-period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the nine month period ended September 30, 2006 was $3.7 million, compared to $4.9 million for the comparable period of 2005. In the U.S., we carry a full valuation allowance of approximately $5.7 million for our net deferred tax asset.

Net Income

Net income for the nine month period ended September 30, 2006 was $5.7 million, an increase of $2.9 million, compared to $2.8 million for the comparable period in 2005, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and EBITDA, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Net Sales % Change
Segment Net Sales
United States	$82,195	$80,702	1.9%
Mexico	51,045	46,103	10.7%
Canada	7,379	7,126	3.6%

Total	$140,619	$133,931	5.0%

Segment EBITDA
United States	$8,758	$14,735
Mexico	13,746	8,169
Canada	1,496	990

Total	$24,000	$23,894

Segment EBITDA % of net sales
United States	10.7%	18.3%
Mexico	26.9%	17.7%
Canada	20.3%	13.9%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Net Sales % Change
Segment Net Sales
United States	$240,785	$245,779	(2.0)%
Mexico	147,604	137,630	7.2%
Canada	21,846	22,709	(3.8)%

Total	$410,235	$406,118	1.0%

Segment EBITDA
United States	$32,403	$35,447
Mexico	33,483	28,373
Canada	4,415	2,439

Total	$70,301	$66,259

Segment EBITDA % of net sales
United States	13.5%	14.4%
Mexico	22.7%	20.6%
Canada	20.2%	10.7%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Segment Net Sales:

Net sales increased 1.9% in the United States for the three month period ending September 30, 2006 compared to the comparable period in 2005. Positive price increases across all product lines of 7.0% was partially offset by volume declines of 5.1% that occurred primarily in STPP and Other Products and Specialty Salts and Specialty Acids.

Mexico shows an increase of 10.7% in net sales for the three month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 1.0% and volume increases of 9.7% due to strong customer demand for our Other Products.

Canada shows a net sales increase of 3.6% for the three month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 6.3%, and volume declines of 2.7%.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decreased to 10.7% for the three month period ending September 30, 2006 compared to 18.3% for the comparable period in 2005. This is primarily due to $2.9 million of unfavorable mix and volume declines (the largest component of which is $0.6 million due to a customer moving production offshore) along with unfavorable absorptions of $1.6 million of fixed cost charges related to inventory reductions. Inventory decreased $4.7 million in the three month period ended September 30, 2006 compared to a decrease of $0.8 million in the comparable period in 2005.

Mexico shows an increase to 26.9% for the three month period ending September 30, 2006, from 17.7% for the comparable period in 2005, which is primarily due to favorable price increases in combination with stronger volumes, which offsets $0.6 million of fixed cost charges related to inventory reductions.

The rate in Canada increased to 20.3% from 13.9% for the three month period ending September 30, 2006 compared to the comparable period in 2005, due to selling price (both external and intercompany) improvements and a benefit of $0.5 million related to inventory build.

Nine Months ended September 30, 2006 compared to the nine months ended September 30, 2005

Segment Net Sales:

Net sales declined 2.0% in the United States for the nine month period ending September 30, 2006 compared to the comparable period in 2005. Positive price increases across all product lines of 8.6% did not compensate for volume declines of 10.6% that occurred primarily in STPP and Other Products and Specialty Salts and Specialty Acids.

Mexico shows an increase of 7.2% in net sales for the nine month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 6.3% and volume increases of 0.9%. The improvement is due to strong customer demand for our Other Products.

Canada shows a net sales decrease of 3.8% for the nine month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 13.4%, and volume declines of 17.2%. Half of the volume decline is in Specialty Salts and Acids, with the largest impact coming from a large customer whose production mix shifted away from products requiring phosphates and the other half is in STPP and Other Products.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decreased to 13.5% for the nine month period ending September 30, 2006 compared to 14.4% for the comparable period in 2005. This is primarily due to $8.7 million of of unfavorable mix and volume declines along with $1.2 million of fixed cost charges related to inventory reductions mentioned above, and the $0.9 million cost of our major non-annual maintenance outage at Geismar.

Mexico shows an increase to 22.7% for the nine month period ending September 30, 2006, from 20.6% for the comparable period in 2005, which is primarily due to selling price increases, which offsets $3.2 million of fixed cost charges related to inventory reductions.

Canada EBITDA % of net sales increased to 20.2% from 10.7% for the nine month period ending September 30, 2006 compared to the comparable period in 2005, due to selling price (both external and intercompany) improvements and a benefit of $1.2 million related to inventory build.

Liquidity and Capital Resources

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Operating Activities	$33.1	$46.9
Investing Activities	(9.6)	(6.4)
Financing Activities	(19.5)	14.0

Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 2006 as compared to $46.9 million for the comparable period in 2005, a decrease of $13.8 million. This decrease is primarily due to changes in current assets and current liabilities.

Other current liabilities decreased $13.3 million for the nine month period ending September 30, 2006, as a result of funding of our pension obligations, interest payments on the Senior Subordinated Notes, and the payment of income taxes in Mexico. Other current liabilities increased by $19.6 million in the comparable period in 2005. This was primarily due to approximately $11 million of Mexico VAT tax refunds received on Rhodia’s behalf in the three month period ending September 30, 2005. Rhodia retained the rights to these refunds pursuant to the purchase and sale agreement under which Bain Capital purchased Innophos. These VAT tax refunds were remitted by the company to Rhodia in the fourth quarter of 2005.

Accounts receivable increased by $5.3 million, primarily in the United States due to higher sales volumes in September 2006 versus December 2005.

Accounts payable decreased $2.7 million as a result of normal business operating activities.

Other current assets decreased by $2.1 million for the nine month period ending September 30, 2006, primarily attributable to applying prepayment of Mexico income taxes to offset the Mexican income tax liabilities.

Inventories decreased by $9.0 million which caused inventory days-on-hand to decrease to 54 days-on-hand as of September 30, 2006. This favorable inventory movement is a result of planned reductions after completing our major non-annual maintenance outages at Coatzacoalcos and Geismar.

Net cash used for investing activities was $9.6 million for the nine month period ending September 30, 2006, compared to $6.4 million for the comparable period in 2005, entirely due to increased capital spending of $3.2 million, some of which related to the completion of our information technology systems separation from Rhodia, and packaging and yield improvement projects at Nashville and Waterway in the United States. We expect our capital expenditures to continue to run below depreciation levels, and we plan to fund these expenditures through net cash flows from operations. Management expects capital project execution performance to improve in future quarters.

Net cash from financing activities for the nine month period ending September 30, 2006 was a use of $19.5 million, compared to a source of $14.0 million for the comparable period in 2005, a decrease of $33.5 million. For the for the nine month period ending September 30, 2006, the Company made principal payments on its term loan of $19.5 million of which $17.9 million was the excess cash flow payment required five days after issuance of the annual audited financial statements, as defined in our credit agreement. The financing activities during the nine month period ended September 30, 2005 were attributable to the Company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility, along with term loan principal payments of $11.1 million.

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition and financing, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility, and our $190 million Senior Subordinated Notes due 2014. In addition, although not shown on our Balance Sheet, Innophos Investments Holdings, Inc. (our parent—see corporate chart on page 27) has $144.1 million of debt, excluding accrued interest, which is dependent on the earnings and future distributions from Innophos, Inc. and subsidiaries. Interest payments on all our indebtedness have significantly reduced our cash flow from operations. As of September 30, 2006, we had total debt of $378.4 million, excluding the $144.1 million owed by Innophos Investments Holdings, Inc.

On November 2, 2006 Innophos Holdings, Inc., our ultimate parent, announced its initial public offering of 8,695,652 shares of common stock priced at $12.00 per share. Innophos Holdings, Inc. also granted the underwriters an option to purchase up to an additional 1,304,348 shares at the initial public offering price (“IPO”) which was exercised on November 10, 2006 to cover over allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $86.3 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The net proceeds, after deducting the estimated underwriting discounts, commissions and expenses, of the initial public offering of Innophos Holdings, Inc. common stock will be used to redeem approximately $83.2 million aggregate principal amount of Innophos Investments Holdings, Inc.’s Floating Rate Senior Notes. The redemption of these notes is expected to occur during the fourth quarter of 2006. The redemption of these notes will result in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges and a $4.7 million prepayment penalty.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities of Innophos Holdings, Inc., nor shall there be any sale of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Our senior credit facility currently totals $238.4 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $188.4 million term loan facility. We had outstanding $188.4 million under our term loan facility as of September 30, 2006. The Company expects to make voluntary prepayments of approximately $39.0 million on our senior credit facility during the fourth quarter of 2006, which will consist of $30.0 million which was paid on October 30, 2006 and approximately $9.0 million is expected to be paid on November 30, 2006. These prepayments will result in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges.

On September 30, 2006, $45.6 million remained available under the revolving credit facility to finance working capital needs, as there was approximately $4.4 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on the fifth anniversary of the closing of the Acquisition. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on the sixth anniversary of the closing of the Acquisition and are expected to be payable in quarterly installments of $0.481 million for the next 3.0 years and four quarterly installments of approximately $45.7 million in the final year.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of September 30, 2006, no material adverse change has occurred and we believe that we are in full compliance with the covenant requirements of the senior credit facility.

On May 15, 2005, we began incurring liquidated damages of 0.25% per annum on our $190 million Senior Subordinated Notes due 2014, and Innophos Investments Holdings, Inc. $144.1 million Floating Rate Senior Notes due 2015, due to the delay in filing our exchange offer registration statements. The rate of liquidated damages increased 0.25% with respect to each subsequent 90 day period reaching 0.75%, (maximum of 1.0% would have been effective February 15, 2006), until all registration defaults had been cured upon effectiveness of such registration statements. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and they were declared effective by the Securities and Exchange Commission on February 14, 2006, which cured all registration defaults.

In connection with the initial public offering of Innophos Holdings, Inc’s (our ultimate parent) common stock, Innophos Holdings, Inc. intends to pay a quarterly dividend at an annual rate of $0.675 per share. Innophos Holdings, Inc. is not required to pay dividends, and their shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Innophos Holdings, Inc.’s board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

On October 18, 2006 we entered into retention bonus agreements with certain executives which provide, upon the successful completion of an initial public offering, for a total bonus of $4.6 million. Innophos Inc. expects to expense approximately $2.5 million of this amount in the fourth of quarter 2006 and the remainder over 2007, 2008 and the first quarter of 2009.

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and has paid Bain Capital a $13.2 million termination fee.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of September 30, 2006 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Senior credit facility(1)	$188,400	$481	$1,923	$1,923	$47,100	$136,973	$—
2004 Senior Subordinated Notes(2)	335,620	17,041	16,863	16,863	16,863	16,863	251,127
Rhodia TSA(3)	511	511	—	—	—	—	—
Future Service Pension Benefits	6,576	339	394	447	526	582	4,288
Other(4)	541,725	44,819	42,928	42,928	42,928	42,928	325,194
Operating Leases	20,519	4,225	3,779	3,075	2,524	2,226	4,690
Sponsor Management and Advisory fees(5)	14,721	14,721	—	—	—	—	—

Total contractual cash obligations (6)	$1,108,072	$82,137	$65,887	$65,236	$109,941	$199,572	$585,299

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $14.0 million assuming a 7% interest rate. The Company made an excess cash flow payment of $17.9 million on March 31, 2006 and a prepayment of $30.0 million on October 30, 2006. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has no amount outstanding as of September 30, 2006. The Company has issued approximately $4.4 million of letters of credit under the sub-facility which reduces the available credit to $45.6 million. The Company expects to make approximately $39.0 million of prepayments on our senior credit facility during the fourth quarter of 2006, which consists of $30.0 million which was paid on October 30, 2006 and approximately $9.0 million which is anticipated to be paid on November 30, 2006. These prepayments will result in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum payments for Transition Services provided by Rhodia.
(4)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018. In 2006, the amount also includes natural gas purchase commitments.
(5)	On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an initial public offering of the common stock of Innophos Holdings, Inc., and has paid Bain Capital a $13.2 million termination fee.

(6)	Does not reflect the $120 million Floating Rate Senior Notes due 2015 which were issued by our parent, Innophos Investments Holdings, Inc. on February 10, 2005. Amounts do not include interest accrued in the form of new notes estimated to be $103 million by year 2010 which are payable in 2015. Beginning in 2010, estimated annual cash interest payments would be $28.5 million assuming a 12.75% interest rate.

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

At September 30, 2006, we had $190.0 million principal amount of fixed-rate debt and $188.4 million of available floating-rate debt. Based on $188.4 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.9 million per year. In addition, not shown on our balance sheet, Innophos Investments Holdings, Inc. has issued $144.1 million, excluding accrued interest, of Floating Rate Senior Notes. As all of the business for Innophos Investments is transacted through Innophos, Inc. and its subsidiaries, Innophos Investments is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries. However, the Floating Rate Senior Notes maturing in 2015 issued by Innophos Investments Holdings, Inc. will pay interest in cash or in the form of issuing new notes in-lieu of cash until 2010. In 2010 and thereafter the interest on the Floating Rate Senior Notes issued by Innophos Investments Holdings, Inc. will be required to be paid in cash. Therefore, an increase of one percentage point would cause an increase of $1.4 million per year in the form of cash or additional notes due in 2015 for Innophos Investments Holdings, Inc.

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

As of September 30, 2006, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2006. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses Previously Disclosed

As previously discussed in item 9A of our 2005 Annual Report on Form 10-K, the Company reported the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

Remediation Plan for the Material Weaknesses

Since these control deficiencies were identified, management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continue to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed and implemented a plan for, and continues to make progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Engaged external IT consultants to review security access and segregation of duties in our IT systems. Mexico review completed in the 3rd quarter of 2006. Implementing action plans to remediate.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Improved the procedures and controls for the preparation and posting of manual journal entries, including quarterly testing of manual journal entries.

•	Performed a staffing analysis of, and added permanent, contract, and consulting staff to its financial organization. However, the Company is continuing to develop financial capabilities and has recognized that additional accounting staff is needed. In response, the staffing plan is being implemented.

•	Established the internal audit function.

•	Received Audit Committee approval for the internal audit plan for 2007 and outside resources for Sarbanes-Oxley Act compliance to assist with the documentation of the system of internal control over key processes, assess their design, remediate any deficiencies identified and test the design of our processes.

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

As noted, Management will need to enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives.

•	In January 2006, Innophos implemented a new enterprise resource planning system in the Mexico operations.

•	In July 2006, Innophos implemented an upgraded financial system, including a new general ledger system, in the United States and Canada.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of September 30, 2006 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors may be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at the Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $139.2 million at current exchange rates as of October 20, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	27.5	10.7	38.2
Interest, Inflation and Penalties	80.6	20.4	101.0

Total	108.1	31.1	139.2

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and the Company is vigorously defending the matter.

CNA Administrative Proceedings and Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $31.1 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the purchase and sale agreement, or the Rhodia Agreement, under which our business was purchased on August 13, 2004, the Company received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. The Company asserted that it is entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, the Company sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that the Company is entitled to full indemnification under the Rhodia Agreement. The

Company filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The court entered an Order granting us summary judgment on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument have been completed, and the matter has been submitted for decision. The timing of a decision is not known. There are no assurances that the Company will ultimately prevail in our lawsuit against Rhodia in this matter; accordingly, it is possible that Rhodia could ultimately be found to be not liable for any part of the Fresh Water Claims and Salt Water Claims.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $164.3 million at current exchange rates as of October 20, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, the Company is advised that the amount of security required would be reduced to $35.7 million at current exchange rates as of October 20, 2006. The Company believes the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, the Company could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia (whether due to Rhodia’s unwillingness or inability to pay, or Rhodia ultimately prevailing on the merits of our pending lawsuit in New York), this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time the Company could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that the Company will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

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

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of October 20, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.3 million at current exchange rates as of October 20, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view the Company and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. The Company has notified Rhodia of the Mosaic claim under the Rhodia Agreement under which the Company purchased our business, that it is seeking indemnification. Rhodia has declined the claim stating that the Company has not provided sufficient information. The Company will continue to investigate and defend the claim through Canadian counsel.

In connection with the transaction creating our corporate structure, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. The Company believes the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intend to contest liability vigorously.

In addition, the Company is party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, the Company does not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K except with regard to the risk factor that immediately follows.

We may be adversely affected by environmental, safety, and production and product regulations or concerns.

Our operations, which involve the use, handling, processing, storage, transportation, and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, and the FDA, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us, and could restrict our ability to modify or expand our facilities or continue production, or require us to install costly pollution control equipment or incur significant expenses, including remediation costs. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. In addition, we could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities, including, for example, if we were required to specially manage certain hazardous or non-hazardous materials that are presently exempt from regulation, or wastes from the processing of phosphate rock (such as gypsum stack material), that we currently store on-site.

The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 asked follow-up questions regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA regarding the compliance status of certain co-products, materials and wastes under the EPA’s hazardous waste regulations. Management believes that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and will respond to the report correcting errors, providing additional information and explaining why our operations meet all applicable regulations or qualify for certain exemptions or exclusions.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites to which we may have sent hazardous waste) in the future. We continue to investigate, monitor or clean-up contamination at most of these sites. Due to the uncertainties associated with environmental investigations and clean-ups and the ongoing nature of the investigations and clean-ups at our sites, we are unable to predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.

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

In response to certain comments of the staff of the Securities and Exchange Commission to the Registration Statement on Form S-1 of our parent, Innophos Holdings, Inc., prepared in connection with the initial public offering of its common stock, we are reproducing the risk factors stated in our Annual Report on Form 10-K for the year ended December 31, 2005 below, with revisions in response to the staff’s comments. There has not been a material change in the risks disclosed in the following risk factors.

Risks Related to Our Business

We depend to a significant extent on the availability and pricing of certain raw materials and energy. Any interruption in, or increase in pricing of, our supply of raw materials could adversely affect our business and operating results.

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, merchant green acid, purified phosphoric acid and energy (principally natural gas and electricity). Our raw materials are generally purchased pursuant to long-term supply contracts which are typically priced according to predetermined formulae based on available price indices or market prices. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. In many cases, our contracted selling prices for our products are fixed for a period of one year, which increases our exposure to volatility in raw materials prices.

Various market conditions can impact the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of this material is mainly driven by demand conditions in the fertilizer market and freight costs, which are volatile. We obtain phosphate rock from Office Cherifien des Phosphates, or OCP, a state-owned mining company in Morocco. Supply of phosphate rock could be affected by political unrest in Morocco or the Western Sahara, where OCP operates mines.

Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply of and demand for natural gas, market uncertainty, and other factors that are beyond our control, such as:

•	the price and availability of alternative fuels;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes; and

•	political instability and terrorist activities within OPEC member states.

In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities. From time to time, we enter into longer term, fixed-price natural gas contracts, which serve to reduce some of the volatility in the price.

Most of our raw materials are supplied to us by either one or a small number of suppliers. In addition, certain of our suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to adjust to meet increasing or changes in demand may prevent them from continuing to supply raw materials in the quantities and the quality and at the times we require, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources if required could result in delays and increased costs in our operations or our inability to properly maintain our existing level of operations. Such occurrences could have a material adverse effect on our business, financial condition and results of operations.

The results of certain of our businesses are significantly dependent on long-term contractual arrangements with suppliers.

The results of certain of our business activities depend on long-term or renewable contracts. In particular, we rely to a significant degree on single-source supply contracts. In certain cases these contractual relationships may be with a relatively limited number of suppliers. Although most of our major supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year certain of these contracts may come up for renewal. We cannot guarantee that we will be able to renew these contracts on acceptable terms, which could adversely affect our results of operations or financial condition. In addition, from time to time, we enter into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain number of years. If we experience delays in delivering such product, we may be subject to contractual liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Pricing pressures by our customers and increased competition may adversely affect our results of operations.

We have in the past experienced pricing pressure from customers in the markets in which we compete. We took steps to reduce costs and resist possible price reductions; however, price reductions have in the past impacted our sales and profit margins. If we are not able to offset future price pressure through improved operating efficiencies and reduced expenditures, price reductions may have a material adverse effect on our results of operations.

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, and supply reliability. In addition, in some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have a material adverse impact on our competitive position. Recently announced expansions, such as the startup of a fourth production train of purified phosphoric acid by PCS in 2006, ICL’s ammonium phosphates plant in Israel, and others as they may develop, may have a negative impact on our performance.

Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and results of operations.

Our future operating results will depend to an extent on our ability to continue to introduce new products and applications that offer distinct value for our customers. Many of our products could be affected by technological change and new product introductions and enhancements. For example, technical grade STPP (used as a builder in auto-dishwasher detergents) may be substituted by a new builder, Specialty Acids products, such as Polyphosphoric Acid (used in asphalt modification applications), may be substituted by low-cost polymers, or Specialty Salts products, such as Calcium Phosphates (used in Calcium fortification), may be substituted by other sources of Calcium such as Calcium Carbonate. We expect to continue to enhance our existing products, to identify, develop, and manufacture new products with improved capabilities, and to make improvements in our productivity in order to maintain our competitive position. We intend to devote resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that:

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

In connection with the Acquisition, we entered into the Rhodia Agreement and various supply and sales agency arrangements with Rhodia and its affiliates. We rely, to a significant extent, on Rhodia’s ability to perform its obligations under these agreements.

Rhodia has put a restructuring plan in place in an effort to reduce its overall leverage and improve its balance sheet. Rhodia’s ability to meet its financial obligations and to finance its operations depends on the success of its restructuring plan and its ability to refinance debt maturing in the medium-term, which will depend on its ability to secure new sources of financing.

We cannot provide you with any assurance that Rhodia’s restructuring efforts will ultimately be successful. If Rhodia were to become insolvent or were to file for bankruptcy protection, we cannot assure you that Rhodia would continue to perform all of its obligations under our agreements with them. Such non-performance could include the failure to:

•	indemnify us or provide required security for substantial Mexican Tax obligations (see “Legal Proceedings”),

•	indemnify us for other obligations, including environmental liabilities, liabilities that Rhodia retained or other tax obligations, under the Rhodia Agreement, or

•	pay to us significant amounts which Rhodia collects as our sales agent in the pharmaceutical end-use market.

Such non-performance could have a material adverse effect on our business, financial condition and results of operations.

Because our historical financial information may not be representative of our results as a combined entity, you have limited financial information on which to evaluate our business.

We have had a very limited history of functioning as a stand-alone entity and our operations were not previously managed on a stand-alone basis. As a stand-alone entity, we no longer enjoy many of the benefits associated with being part of the Rhodia organization, such as research and development resources, marketing organization, and managerial expertise.

Our prospects should be considered in light of the numerous risks commonly encountered in new stand-alone organizations, such as significant business disruptions including customer defections or supply disruptions, increased operating expenses, or other risks that we cannot anticipate. The historical financial statements presented in this prospectus may not reflect what our results of operations, financial position and cash flows would have been had we operated on a stand-alone basis and may not be indicative of what our results of operations, financial position and cash flows will be in the future.

We have identified material weaknesses in our internal control over financial reporting.

As of September 30, 2006, we completed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2006. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we have the following material weaknesses:

•	We do not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls are not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization.

•	We do not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut-off of certain revenue and expenditure activity. Specifically, we do not have controls designed and in place to ensure that written policies and procedures related to cut-off activities are sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements.

•	We do not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, we do not have personnel with the appropriate level of technical tax experience and training necessary to ensure that our income tax accounts were in accordance with U.S. generally accepted accounting principles.

Each of these control deficiencies could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Management also recognizes that it will need to enhance its reporting processes and implement additional financial and management controls.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.

We have limited operating experience as a stand-alone entity and with the remedial measures which we have made to date. We cannot provide assurance that the measures we have taken to date or any future measures will adequately remediate the material weaknesses. In addition, we cannot be certain that additional material weaknesses in our internal control over financial reporting will not be discovered in the future. Any failure to implement the new or improved controls in order to remediate the material weaknesses, or any difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us.

We may be held liable for certain tax claims by the National Waters Commission of Mexico for which we might not receive indemnification or that Rhodia might not be able to pay.

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados de Mexico S. de R.L. de C.V., or Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA,

demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

•	At current exchange rates as of October 20, 2006, the CNA claims as initially assessed as of November 1, 2004, including claims for interest, inflation, surcharges and penalties under the Mexican Federal Tax Code, total approximately $139.2 million (comprised of approximately $108.1 million on Salt Water Claims and $31.1 million on Fresh Water Claims).

•	We believe that we are indemnified against such CNA claims under the terms of the Rhodia Agreement. We sued Rhodia in New York State Court to enforce our indemnification rights. On June 13, 2005, the court entered an order that would require Rhodia to fully indemnify us for the CNA claims and to pledge any necessary security to guarantee the claims to the Mexican government. Rhodia has appealed. There are no assurances that we will ultimately prevail in our lawsuit against Rhodia in this matter; accordingly, it is possible that Rhodia could ultimately be found to be not liable for any part of the Fresh Water Claims and Salt Water Claims.

•	On August 29, 2005, CNA confirmed the Fresh Water Claims and ordered the revocation, on technical grounds, of the Salt Water Claims and reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. At present, the CNA’s assessment has thereby been reduced to approximately $31.1 million (comprised of $0 on the Salt Water Claims and approximately $31.1 million on the Fresh Water Claims) including claims for interest, inflation, surcharges and penalties. We have filed appeals.

•	Security for the full amount of the matter in dispute, which approximates $164.3 million at current exchange rates as of October 20, 2006, projected to February 2007, was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, we are advised that the amount of security required would be reduced to $35.7 million at current exchange rates as of October 20, 2006 projected to February 2007. Rhodia has acknowledged its obligation under the New York court’s ruling to post such security (subject to appeal), but is taking the position that security is not currently required.

•	In the event the Mexican Ministry of Finance determined that Innophos Fosfatados was not satisfying security requirements, the Ministry of Finance could seize certain of Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

•	A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims. To the extent such judgments are not paid by Rhodia (whether due to Rhodia’s unwillingness or inability to pay, or Rhodia ultimately prevailing on the merits of our pending lawsuit in New York), this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time we could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

•	Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for the fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that we will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

You should read the discussion under “Legal Proceedings” for further information on these claims.

We may be required to pay certain duties and other charges that were temporarily exempted by the CNA, in the event the CNA finds that our Coatzacoalcos, Mexico plant operations failed to comply with a water recycling agreement by the December 31, 2004 deadline.

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility. The agreement with the CNA required such action plans be completed by December 31, 2004. Under the terms of the agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complied with the applicable requirements of the agreement.

In 2005, Innophos Fosfatados received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions, or CPDs) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that the applicable discharge limits with which Innophos Fosfatados was required to comply under the agreement will be determined by a previous set of CPDs, in which case CNA officials could find that Innophos Fosfatados was not in compliance with the terms of its agreement with CNA for the duration of the agreement. There is no time frame within which the CNA must make its determination.

•	In the event that Innophos Fosfatados were found not to be in compliance with the agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, would be reinstated. Innophos Fosfatados’ management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of October 20, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.3 million at current exchange rates as of October 20, 2006. If the CNA were to impose charges and/or penalties upon us under the PAMCAR Agreement it could have a material adverse effect on our business, results of operations, and/or financial condition.

•	Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable.

You should read the discussion under “Legal Proceedings” for further information on these claims.

As our collective bargaining agreements reach their expiration, we may experience labor unrest and work stoppages.

Approximately 60% of our employees are unionized, and we operate under collective bargaining arrangements with several unions in our foreign and domestic facilities. Although we believe relations with our unions are generally good, we have experienced strikes in the past, most recently a six-week strike at our Port Maitland, Ontario facility in the Summer of 2003. The current collective bargaining agreement with the union at our Port Maitland facility expires on April 30, 2008. Accordingly, we cannot assure you that we will not encounter strikes or other types of conflicts with labor unions or our personnel or that such labor disputes will not have an adverse effect on us.

Government regulation of cross-border transactions may result in delays and increased costs for us.

In response to pressure by labor unions, governments in countries in which we have operations have, at times, actively regulated cross-border transactions, including placing limitations on imported goods. Such regulations may result in delays and increased costs for us. Other than our agreement in Mexico, our current collective bargaining agreements expire at varying times from April 2007 through June 2008. The agreement covering employees at our Coatzacoalcos, Mexico facility is for an indefinite period. Wages at this facility are reviewed annually and the remainder of the agreement is subject to renegotiation bi-annually, most recently in June 2006.

We are subject to risks and uncertainties associated with our non-U.S. operations that could affect our operating results.

We have significant production operations outside the U.S., primarily in Mexico and Canada. Further, we derive approximately 40% of our revenue through our Mexican operations and we believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, unsettled political conditions and communication and translation errors due to language barriers. Among those additional risks potentially affecting our Mexican operations are changes in local economic conditions and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks that our Canadian operations may be subject to include changes in laws or regulations and currency fluctuations and devaluations.

Our international operations also expose us to different local political and business risks and challenges. For example, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors.

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could harm our business, results of operations and financial condition. In addition, our Mexican operations and the supply of phosphate rock from Morocco are subject to the risk of adverse affects from local political unrest.

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, and a determination that we have violated this act may affect our business and operations adversely.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in developing countries through sales agents and distributors that are not subject to our disciplinary procedures. Management does not have any knowledge or indication of any violation of the FCPA and while we and our subsidiaries are committed to conducting business in a legal and ethical manner, we cannot assure you that all of our agents are in full compliance with the terms of the FCPA. There has been no determination that we have violated the FCPA, but any determination that we have violated the FCPA could have a material adverse effect on us.

Our future success will depend, in part, on our ability to protect our intellectual property rights, and our inability to enforce these rights could have an adverse effect on our competitive advantage.

We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights. Nonetheless, we cannot assure you that any pending patent application or trademark application held by us will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. In addition, a failure to obtain trademark registrations in the U.S. and in other countries could limit our ability to protect our trademarks and impede our marketing efforts in those jurisdictions.

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

We highly depend upon key personnel to manage our business effectively and if we are unable to retain existing key personnel, our operating results could suffer.

We are highly dependent on the principal members of our management, operations, sales and marketing and technical staff. The loss of any number of these members of management could have a material adverse effect on our operations until we find suitable replacements. We do not have “key-person” life insurance relating to any of our executives. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial and marketing personnel. We face competition for such personnel from other companies and organizations. There is no assurance that we will be successful in hiring or retaining the personnel we require for continued growth.

Risks Relating to Our Indebtedness

Our substantial indebtedness could harm our financial health.

We are highly leveraged. As of September 30, 2006, on a pro forma basis after giving effect to the initial public offering of Innophos Holdings, Inc. and the use of the proceeds therefrom, we would have had consolidated indebtedness of approximately $348.4 million. In addition, we would have had approximately $45.6 million available to borrow under our revolving credit facility, subject to our compliance with our covenants and other conditions. Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future acquisitions, program investment efforts and other general corporate needs;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less debt; and

•	limit our ability to borrow additional funds.

Despite our current levels of indebtedness, we may incur substantially more debt, which could further exacerbate the risks associated with our substantial indebtedness.

Although our senior secured credit facility and the indentures governing the Senior Subordinated Notes and the Floating Rate Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. We had $45.6 million available for borrowing under our revolving credit facility as of September 30, 2006. Also, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in our senior secured credit facility and the indentures governing the Senior Subordinated Notes and the Floating Rate Senior Notes, such as operating leases and trade payables. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Covenants in our senior secured credit facility and the indentures governing the Floating Rate Senior Notes and Senior Subordinated Notes may restrict our financial and operating flexibility and, if we are unable to comply with these covenants, our lenders may declare due and payable all outstanding loan payments, thereby harming our operations and growth.

The senior secured credit facility and the indentures governing the Floating Rate Senior Notes and Senior Subordinated Notes contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of business opportunities. These covenants restrict, among other things, our ability to:

•	sell assets;

•	incur additional indebtedness;

•	pay dividends;

•	make investments or acquisitions;

•	create liens;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

These restrictions could hurt our ability to finance our future operations or our capital needs or to engage in other business activities that may be in our interest. Our ability to comply with these ratios and tests may be affected by events beyond our control, such as prevailing economic conditions and changes in the competitive environment. A breach of any of the covenants in the senior secured credit facility, the indenture governing the Floating Rate Senior Notes or the indenture governing the Senior Subordinated Notes or our inability to comply with the required financial ratios or limits could result in a default. If a default occurs, our lenders could refuse to lend us additional funds and/or declare all of our debt and any accrued interest and fees immediately due and payable. A default under one of our debt agreements may trigger a cross-default under our other debt agreements. If any of our indebtedness is accelerated, we cannot assure you that we would have sufficient assets to repay all of our obligations. Our failure to repay our obligations could, among other things, materially adversely affect the market value of the securities offered hereby.

We will have substantial interest expense and we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

On a pro forma basis, after giving effect to the initial public offering of Innophos Holdings, Inc. and the use of proceeds therefrom, our cash interest expense would have been $29.1 million for fiscal 2005 and $29.6 million for the nine months ended September 30, 2006. Our ability to make scheduled payments on or to refinance debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and other liquidity needs, we may be forced to reduce or delay capital expenditures and acquisitions, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and other liquidity needs. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due.

Fluctuations in interest rates could increase our interest expense, decrease profitability and limit our growth.

On a pro forma basis as of September 30, 2006, after giving effect to the initial public offering of Innophos Holdings, Inc. and the use of proceeds therefrom, approximately 46% of our total indebtedness, excluding debt held by Innophos Investments Holdings, Inc., bore interest at a variable rate. Because these rates change with prevailing interest rates, higher prevailing interest rates will increase the amount of interest we have to pay on our debt. U.S. dollar interest rates could increase dramatically over the next several years. Our annual debt service obligations will increase by $1.6 million per year for each 1% increase in the average interest rate we pay based on the balance of variable rate debt outstanding at September 30, 2006. Accordingly, increases in interest rates could harm our profitability and our ability to grow.

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
(Principal Executive Officer)
Dated: November 14, 2006

INNOPHOS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 14, 2006

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan.*

10.2	Retention Bonus Agreement, dated as of October 18, 2006, by and among Innophos Holdings, Inc., Innophos, Inc. and Randy Gress.*

10.3	Retention Bonus Agreement, dated as of October 18, 2006, by and among Innophos Holdings, Inc., Innophos, Inc. and Richard Heyse.*

10.4	Retention Bonus Agreement, dated as of October 18, 2006, by and among Innophos Holdings, Inc., Innophos, Inc. and William Farran.*

10.5	Retention Bonus Agreement, dated as of October 18, 2006, by and among Innophos Holdings, Inc., Innophos, Inc. and Louis Calvarin.*

10.6	Form of 2006 Long-Term Equity Incentive Plan.*

31.1	Certification of Principal Executive Officer dated November 14, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 14, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated November 14, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated November 14, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes management contract or compensatory plan or arrangement.