Form 10-Q
period 2007-03-31
Innophos, Inc.
filed 2007-05-15
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the registrant has 1,000 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$14,792	$29,618
Accounts receivable - trade	59,933	56,316
Inventories	70,762	70,569
Other current assets	16,183	13,652

Total current assets	161,670	170,155
Property, plant and equipment, net	270,660	277,222
Goodwill	47,268	47,268
Intangibles and other assets, net	64,936	66,944

Total assets	$544,534	$561,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,524	$1,524
Accounts payable:
Trade and other	30,511	30,863
Other current liabilities	31,359	36,824

Total current liabilites	63,394	69,211
Long-term debt	329,476	337,476
Other long-term liabilities	32,377	33,713

Total liabilities	425,247	440,400

Commitments and contingencies (see note 9)

Stockholders’ equity	119,287	121,189

Total stockholders’ equity	119,287	121,189

Total liabilities and stockholders’ equity	$544,534	$561,589

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net sales	$136,680	$130,335
Cost of goods sold	115,698	108,585

Gross profit	20,982	21,750

Operating expenses:
Selling, general and administrative	10,427	10,395
Research & development expenses	542	282

Total operating expenses	10,969	10,677

Operating income	10,013	11,073

Interest expense, net	7,994	8,997
Foreign exchange gains	(134)	(53)
Other expense (income), net	58	(114)

Income before income taxes	2,095	2,243
Provision for (benefit from) income taxes	2,250	(870)

Net income (loss)	$(155)	$3,113

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities
Net income	$(155)	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,565	11,138
Amortization of deferred financing charges	774	1,276
Deferred income tax benefit	(1,078)	(1,847)
Deferred profit sharing	31	23
Stock-based compensation-Restricted stock	231	—
Changes in assets and liabilities:
Increase in accounts receivable	(3,617)	(640)
Increase in inventories	(193)	(2,653)
(Increase)/decrease in other current assets	(2,531)	5,056
(Decrease)/increase in accounts payable	(352)	715
Decrease in other current liabilities	(5,465)	(16,097)
Changes in other long-term assets, liabilities and other, net	633	2,493

Net cash (used in) provided from operating activities	(157)	2,577

Cash flows from investing activities:
Capital expenditures	(4,625)	(2,706)

Net cash used for investing activities	(4,625)	(2,706)

Cash flows from financing activities:
Return of capital to parent	(2,044)	—
Principal payments of term-loan	(8,000)	(18,500)

Net cash used for financing activities	(10,044)	(18,500)

Net change in cash	(14,826)	(18,629)
Cash and cash equivalents at beginning of period	29,618	61,219

Cash and cash equivalents at end of period	$14,792	$42,590

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Common Stock	Retained Deficit	Paid-in Capital	Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2006	1	$(8,416)	$133,421	$(3,816)	$121,189

Net income		(155)			(155)
Minimum pension liability adjustment, (net of tax $0)				297	297

Net Income and other comprehensive (loss), net of tax					142
Return of Capital			(2,044)		(2,044)

Balance, March 31, 2007	1	$(8,571)	$131,377	$(3,519)	$119,287

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos, Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2006 and for the years ended December 31, 2006 and 2005.

Innophos, Inc. is a wholly-owned subsidiary of Innophos Investments Holdings, Inc. (“Investments Holdings”), incorporated under the laws of the State of Delaware. Innophos Investments Holdings, Inc. is a wholly-owned subsidiary of Innophos Holdings, Inc. (“Holdings”) On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

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

Holdings Initial Public Offering

In November 2006, Holdings, our ultimate parent, completed an initial public offering (“IPO”) in which it sold 8,000,000 issued shares of Common Stock at the price of $12.00 per share (before underwriting discounts and commissions). Prior to that offering, their capital structure was revised to convert two previously outstanding classes of common stock into one single class of Common Stock and was also modified by a reverse stock split affecting the then outstanding shares. Prior to the offering, there was no established trading market for their equity securities. The equity issued by Holdings is not reflected in the consolidated financial statements of Innophos, Inc. as included in this Form 10-Q. As all of the business for Holdings and Investments Holdings are transacted through Innophos, Inc. and Subsidiaries, Holdings and Investments Holdings are dependent on earnings and the distribution of funds from Innophos, Inc. and Subsidiaries.

Stock Options

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment.” the Company was required to use the prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

On April 1, 2005, Holdings granted 448,819 Class L stock options and 4,039,372 Class A stock options, prior to giving effect to the reverse stock split and conversion of our Class L shares and Class A shares into our new class of common stock. This is equivalent to 448,819 stock option strips. Each option strip required the recipient to exercise in tandem one option of Class L stock and nine options of Class A stock. All stock option strips are granted with an aggregated exercise price equal to or greater than the total fair market value of the underlying Class L and Class A shares.

In connection with the Holdings IPO, Holdings effected a recapitalization, through an amendment to our certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and the Class L Common Stock to a single class of Common Stock. As a result of the recapitalization, the historical stock option strips were converted, as required under the terms of the original plan, to 1,116,944 stock options of the new class of Common Stock currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. Holdings accounts for the stock option plan using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The valuation method that Holdings used under SFAS

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

No. 123 dictated the transition method that Holdings used under SFAS No. 123(R). As permitted under SFAS No. 123, Holdings valued its stock options at the grant date using the minimum value method. Because Holdings used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). Holdings will continue to account for the outstanding awards under APB 25 until they are settled. Upon the adoption of SFAS No. 123(R) and through December 31, 2006 and March 31, 2007, Holdings did not modify any existing stock option awards that were granted under SFAS No. 123. Holdings established a restricted stock program which is accounted for under SFAS No. 123(R). Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

A summary of stock option activity during the three months ended March 31, 2007, is presented below:

	Number of Options	Exercise Price
Outstanding at January 1, 2007	1,116,944	$2.55
Granted	—
Forfeited	(38,295)	2.55
Exercised	(296,591)	2.55

Outstanding at March 31, 2007	782,058	$2.55

Exercisable at March 31, 2007	373,575	$2.55

Restricted Stock

On November 2, 2006, Holdings Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers of Innophos, Inc. These awards accounted for under SFAS 123(R) are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.2 million of compensation expense in the three months ended March 31, 2007 and will record approximately $0.7 million of compensation expense during the remainder of 2007. As of March 31, 2007, there are 154,283 unvested shares and 19,285 shares which have vested.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not believe it had any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The timing of the recognition of charges for employee severance costs depends on whether the affected employees are required to render service beyond their legal notification period in order to receive the benefits. If affected employees are required to render service beyond their legal notification period, charges are recognized ratably over the future service period. Otherwise, charges are recognized when a specific plan has been confirmed by management and required employee communication requirements have been met.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 157 and SFAS No. 159, both of which are summarized below.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. The Company is currently assessing the impact this statement may have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company is January 1, 2008. The Company is currently assessing the impact this statement will have on its consolidated financial position or results of operations.

2. Inventories:

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished products	$46,209	$46,789
Raw materials	17,530	17,129
Spare parts	7,023	6,651

	$70,762	$70,569

Inventory reserves as of March 31, 2007 and December 31, 2006 were $7,486 and $7,471, respectively.

3. Other Current Assets:

Other current assets consist of the following:

	March 31, 2007	December 31, 2006
Creditable taxes (value added taxes)	$2,804	$243
Prepaid income taxes	2,240	2,718
Prepaids	11,042	10,585
Other	97	106

	$16,183	$13,652

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2007	December 31, 2006
Developed technology and application patents, net of accumulated amortization of $4,972 for 2007 and $4,500 for 2006	10-20	$31,628	$32,100
Customer relationships, net of accumulated amortization of $1,414 for 2007 and $1,240 for 2006	15	8,686	8,861
Tradenames and license agreements, net of accumulated amortization of $1,698 for 2007 and $1,536 for 2006	5-20	7,602	7,764
Capitalized software, net of accumulated amortization of $1,379 for 2007 and $1,210 for 2006	3-5	2,059	2,089

Total Intangibles		$49,975	$50,814

Deferred financing costs, net of accumulated amortization of $ 9,311 for 2007 and $8,538 for 2006		$12,192	$12,966
Deferred income taxes		2,246	2,779
Other assets		523	385

Total other assets		$14,961	$16,130

		$64,936	$66,944

5. Other Current Liabilities:

Other current liabilities consist of the following:

	March 31, 2007	December 31, 2006
Payroll related	$5,868	$8,902
Interest	2,390	6,641
Freight and rebates	6,066	4,668
Benefits and pensions	4,206	5,087
Taxes	5,233	4,418
Legal	212	307
Non-trade payable	1,310	1,310
Other	6,074	5,491

	$31,359	$36,824

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	March 31, 2007	December 31, 2006
Senior credit facility	$141,000	$149,000
Senior subordinated notes	190,000	190,000

	$331,000	$339,000
Less current portion	1,524	1,524

	$329,476	$337,476

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at March 31, 2007 at 7.6%. The amount outstanding on the term loan facility as of March 31, 2007 was $141.0 million.

There was no amount outstanding on the revolving portion of the senior credit facility at March 31, 2007. The Company has issued approximately $4.5 million of letters of credit under the sub-facility as of March 31, 2007.

In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $3 as of March 31, 2007. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $0 as of March 31, 2007.

The Company is required within five days from the issuance of the 2006 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The Company made a voluntary prepayment of the term loan on October 30, 2006 in the amount of $30.0 million which satisfied the required excess cash flow payment for the 2006 calendar year which was due within five days from the issuance of the 2006 annual financial statements.

The Company made an $8.0 million voluntary prepayment of the term loan on March 30, 2007. In the first quarter of 2007 these prepayments resulted in an approximate $0.2 million charge to earnings for the acceleration of deferred financing charges.

In connection with the refinancing transaction (See Note 14), we and our lenders amended our senior credit facility to permit us to, among other things, (i) incur up to $120.0 million in unsecured indebtedness of Innophos Holdings, Inc. or Innophos Investments Holdings, Inc., including the notes offered in the refinancing and any other future debt issuances, (ii) redeem the entire outstanding amount of our Floating Rate Senior Notes, as well as any premiums and penalties resulting from such redemption, (iii) service the interest on the notes offered hereby through Innophos, Inc. making payments of such amounts to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. and (iv) to permit Innophos, Inc. to make payments to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. for the payment by Innophos Holdings, Inc. of dividends on its common stock of $0.75 per share (adjusted pro-rata for any future stock splits) up to a maximum of $17.5 million per year.

As of March 31, 2007, management believes the Company was in full compliance with all debt covenant requirements.

The interest installment paid on February 15, 2007 for Innophos Investments Holdings, Inc. Floating Rate Senior Notes was $2.0 million. Innophos Investments Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation. The outstanding amount of the Innophos Investments Holdings, Inc. debt obligation is $60.8 million.

Total interest cash payments by the Company for all indebtedness for the three month period ended March 31, 2007 and March 31, 2006 was $11,774 (excluding the cash interest paid by Innophos Investments Holdings, Inc. of $2,033) and $13,127, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2007	March 31, 2006
Interest expense	$7,522	8,391
Deferred financing cost	774	1,276
Interest income	(302)	(670)

Total interest expense, net	$7,994	$8,997

7. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	March 31, 2007	December 31, 2006
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,157	1,127
Deferred income taxes	20,116	21,511
Pension and post retirement liabilities (US and Canada only)	5,773	6,035
Other Liabilities	4,231	3,940

	$32,377	$33,713

8. Income Taxes:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Income (loss) before Income taxes	Income tax expense/ (benefit)	Income (loss) before Income taxes	Income tax expense/ (benefit)
US	$(4,928)	70	$2,247	$70
Canada/Mexico	7,023	2,180	(4)	(940)

Total	$2,095	2,250	2,243	(870)

Current income taxes		3,328		$976
Deferred income taxes		(1,078)		(1,846)

Total		$2,250		$(870)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

A reconciliation of the U.S statutory rate and income tax follows:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Income tax expense (benefit) at the U.S. statututory rate	$733	$785
State income taxes (net of federal tax effect)	21	19
Foreign tax rate differential	(282)	(939)
Change in valuation allowance	1,745	(753)
Non-deductible permanent items	33	18

Provision for (benefit from) income taxes	$2,250	$(870)

Income taxes paid were $1,950 and $3,715 for the three months ended March 31, 2007 and March, 2006, respectively.

Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of the Company’s U.S. net operating loss carryforwards may be limited, if the Company experiences a change in ownership of more than 50% within a three year period. The Company believes it has experienced an ownership change on April 2, 2007 that limits the utilization of net operating losses to offset future taxable income. The Company maintains a full valuation allowance for its U.S. net deferred tax assets and net operating loss carryforwards as realization of the U.S. net deferred tax asset is not reasonably assured. Therefore, as a result of the full valuation allowance for the U.S. net deferred tax assets, the Company believes that the ownership change pursuant to Section 382 will not have a financial statement impact.

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

Under the Agreement of Purchase and Sale between the Company and several affiliates within the Rhodia S.A. Group according to which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. With respect to undisclosed environmental matters, such indemnification rights are subject to certain substantial limitations and exclusions.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of March 31, 2007.

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

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $137.3 million at current exchange rates as of April 23, 2007.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	$27.1	$10.6	$37.7
Interest, Inflation and Penalties	79.5	20.1	99.6

Total	$106.6	$30.7	$137.3

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims, and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.7 million for the Fresh Water Claims and no amount for the Salt Water Claims as they were revoked. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and some CNA rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims that were not addressed by CNA. On May 11, 2007, a five judge panel of the court issued its decision unanimously overturning the Salt Water Claims. The CNA has a right to appeal, and we do not know whether it will do so. It is not known when our appeal of the Fresh Water Claims will be decided by the court.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an order granting our summary judgment motion on both counts on June 13, 2005. Rhodia appealed the order to the Appellate Division, First Department, which on March 22, 2007 affirmed the lower court’s rulings in our favor. On April 27, 2007, Rhodia filed with the Appellate Division a Motion for Leave to Appeal to New York’s highest court, the New York Court of Appeals on the issue as to whether the CNA claims are “Taxes” under the Rhodia Agreement. That motion, together with our opposition to it, has now been submitted to the court for decision. If the motion is granted, the Court of Appeals is likely to allow the appeal, and the matter will be briefed and argued in the ordinary course. If the motion is denied, Rhodia would have an opportunity to file a similar request with the Court of Appeals. Rhodia did not seek an appeal of the Appellate Division’s decision that Rhodia is responsible for any security required by the Mexican authorities.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $170.2 million (at current exchange rates as of April 23, 2007 with the security amount projected to February 2008), was required by June 17, 2005. In light of the technical revocation of the Salt Water Claims and the invalidation of the Salt Water Claims by the recent order of the Court of Fiscal and Administrative Justice, we have been advised that the amount of security required would be reduced to $37.0 million at current exchange rates as of April 23, 2007. We believe the posting of security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security, but has taken the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as duties, taxes and other charges for periods after 2002, which management estimates under current operating conditions at approximately $1.7 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties).

Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Mexican Water Recycling System –PAMCAR Agreement

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

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.5 million at current exchange rates as of April 23, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.1 million at current exchange rates as of April 23, 2007. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2007.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

Other contingencies

In connection the acquisition of our business from Rhodia, the Company entered into certain ancillary agreements concerning transitional maters, and continuation of certain transactions and services between the two companies. One such agreement is the Utilities and Services Agreement (Silica—Chicago Heights) (“U&S Agreement”) under which our Chicago Heights facility continues to provide certain services to Rhodia’s silica plant. Prior to the acquisition, our Chicago Heights phosphates facility and Rhodia’s Chicago Height’s silica plant were integrated. Under the U&S Agreement certain utilities (electricity and natural gas) were to be separated following an initial one-year transition period (subject to extension), and other services were to continue for other terms (e.g., water for 5 years and steam for 10 years). Following an internal review of tax compliance, the Company identified issues as to whether the transactions under the U&S Agreement might be subject to certain sales, use and other state and local taxes. Management believes that our role under the U&S Agreement as to utilities has been to continue to acquire utilities on Rhodia’s behalf, subject to reimbursement for actual cost, and that otherwise the nature of these post-acquisition transition services would not constitute a sale of these commodities of services subject to such taxes. Therefore, the Company believes this contingent matter does not represent a probable liability. Furthermore, should it be ultimately determined that such services are subject to such state and local taxes, the Company believes it can invoice Rhodia and obtain reimbursement of such taxes from Rhodia under the U&S Agreement. The current total amount of this contingent liability since our acquisition of the business from Rhodia as of August 13, 2004, is approximately $0.9 million, not including interest and penalties. The Company is working with Rhodia’s representatives to separate utilities and otherwise confirm the non-taxable nature of these services as to both prior and future periods.

10. Pension:

Net periodic benefit expense for the United States plans for the three months ended March 31, 2007:

	2007
	Pension Plan	Other Post- Retirement Benefits	Total
Service cost	$87	$84	$171
Interest cost	43	35	78
Expected return on assets	(14)	—	(14)
Amortization of prior service cost	34	72	106
Amortization of unrecognized (gains)/losses	—	(27)	(27)

Net peridodic benefit expense	$150	$164	$314

Net periodic benefit expense for the United States plans for the three months ended March 31, 2006:

	2006
	Pension Plan	Other Post- Retirement Benefits	Total
Service cost	$91	83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net peridodic benefit expense	$150	$144	$294

We made our entire cash contributions of $1.9 million for the year for our U.S. defined contribution plan during the first quarter of 2007 for the plan year 2006. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.6 million for 2007.

On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Innophos, Inc. Hourly Pension Plan will cease effective August 1, 2007. After August 1, 2007, the Nashville Union employees will participate in a non contributory defined contribution benefit plan. As of January 1, 2007, Plan assets were less than the projected benefit obligation. Freezing of the Plan will be accounted for as a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and the Company estimates it will have a $0.3 million to $0.5 million curtailment loss recorded in the second quarter of 2007.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2007:

	2007
	Pension Plan	Other Post- Retirement Benefits	Total
Service cost	$53	13	$66
Interest cost	97	11	108
Expected return on assets	(130)	—	(130)
Amortization of initial transition obligation	—	7	7
Amortization of unrecognized (gains)/losses	11	3	14

Net periodic benefit expense	$31	$34	$65

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2006:

	2006
	Pension Plan	Other Post-Retirement Benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of (gains)/losses	18	8	26

Net periodic benefit expense	$66	$35	$101

We made cash contributions to our Canadian defined benefit plan of $0.4 million during the three months ended March 31, 2007. We expect to make cash contributions to our Canadian defined benefit plans of $1.1 million during the remainder of 2007.

11. Mexican Union Negotiations:

The Company and the Union in Mexico reached an agreement, which was ratified by the Union on March 27, 2007. As a result, the Company recorded pre-tax charges in the first quarter of 2007 of $0.9 million for severance under SFAS No. 112 and benefits for the elimination of 27 personnel and $0.5 million for benefit reductions for continuing employees. The combined 1.4 million pre-tax charge recorded in the first quarter of 2007 is included in cost of goods sold and in other current liabilities. The Company made no cash payments during the first quarter of 2007 and expects to make the cash payments in the second quarter of 2007.

12. Segment Reporting:

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

For the three months ended March 31, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$76,127	$53,039	$7,514	$	$136,680
Intersegment sales	6,827	4,679	14,911	(26,417)	—

Total sales	$82,954	$57,718	$22,425	$(26,417)	$136,680

Operating income (loss)	$638	$7,953	$1,422	$—	$10,013

For the three months ended March 31, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$78,964	$44,672	$6,699	$—	$130,335
Intersegment sales	10,768	4,362	16,225	(31,355)	—

Total sales	$89,732	$49,034	$22,924	$(31,355)	$130,335

Operating income (loss)	$8,687	$1,563	$823	$—	$11,073

	Three months ended
Geographic Revenues (1)	March 31, 2007	March 31, 2006
US	$69,621	$72,683
Mexico	38,717	34,191
Canada	7,844	7,629
Other foreign countries	20,498	15,832

Total	$136,680	$130,335

(1)	Based on destination of sale.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

13. Condensed Combining Financial Statements:

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of March 31, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,941	$6	$6,845	$—	$14,792
Accounts receivable	117,470	—	111,155	(168,692)	59,933
Inventories	42,363	—	28,399	—	70,762
Other current assets	13,468	—	5,767	(3,052)	16,183

Total current assets	181,242	6	152,166	(171,744)	161,670
Property, plant and equipment, net	139,770	—	130,890	—	270,660
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	82,103	49,365	—	(131,468)	—
Intercompany notes	113,903	—	—	(113,903)	—
Intangibles and other assets, net	51,983	—	12,953	—	64,936

Total	$576,238	$49,371	$336,040	$(417,115)	$544,534

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$1,524	$—	$—	$—	$1,524
Accounts payable	102,835	—	96,368	(168,692)	30,511
Other current liabilities	17,413	—	16,998	(3,052)	31,359

Total current liabilities	121,772	—	113,366	(171,744)	63,394
Lont-term debt	329,476	—	113,903	(113,903)	329,476
Other long-term liabilities	5,702	—	26,675	—	32,377
Total stockholder’s equity	119,288	49,371	82,096	(131,468)	119,287

Total	$576,238	$49,371	$336,040	$(417,115)	$544,534

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of December 31, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$14,687	$6	$14,925	$—	$29,618
Accounts receivable	111,939	—	98,334	(153,957)	56,316
Inventories	42,617	—	27,952	—	70,569
Other current assets	20,628	—	3,961	(10,937)	13,652

Total current assets	189,871	6	145,172	(164,894)	170,155
Property, plant and equipment, net	144,667	—	132,555	—	277,222
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	77,259	45,430	—	(122,689)	—
Intercompany notes	111,780	—	—	(111,780)	—
Intangibles and other assets, net	53,300	—	13,644	—	66,944

Total	$584,114	$45,436	$331,402	$(399,363)	$561,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$1,524	$—	$—	$—	$1,524
Accounts payable	92,217	—	92,603	(153,957)	30,863
Other current liabilities	26,101	—	21,660	(10,937)	36,824

Total current liabilities	119,842	—	114,263	(164,894)	69,211
Lont-term debt	337,476	—	111,780	(111,780)	337,476
Other long-term liabilities	5,607	—	28,106	—	33,713
Total stockholders’ equity	121,189	45,436	77,253	(122,689)	121,189

Total	$584,114	$45,436	$331,402	$(399,363)	$561,589

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$82,955	$—	$80,142	$(26,417)	$136,680
Cost of goods sold	74,412	—	67,703	(26,417)	115,698

Gross Profit	8,543	—	12,439	—	20,982

Operating expenses:
Selling, general and administrative expenses and R&D	7,905	—	3,064	—	10,969

Total operating expenses	7,905	—	3,064	—	10,969

Operating income	638	—	9,375	—	10,013
Interest expense, net	5,440	—	2,554	—	7,994
Foreign exchange (gains)/losses	14	—	(148)	—	(134)
Other expenses (income)	112	—	(54)	—	58
Equity (income) loss	(4,843)	(3,935)	—	8,778	—

Income (loss) before income tax	(85)	3,935	7,023	(8,778)	2,095
Provision (benefit) for income taxes	70	—	2,180	—	2,250

Net income (loss)	$(155)	$3,935	$4,843	$(8,778)	$(155)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$89,732	$—	$71,958	$(31,355)	$130,335
Cost of goods sold	73,366	—	66,574	(31,355)	108,585

Gross Profit	16,366	—	5,384	—	21,750

Operating expenses:
Selling, general and administrative expenses and R&D	7,588	—	3,089	—	10,677

Total operating expenses	7,588	—	3,089	—	10,677

Operating income	8,778	—	2,295	—	11,073
Interest expense, net	6,507	—	2,490	—	8,997
Foreign exchange (gains)/losses	24	—	(77)	—	(53)
Other expenses (income)	—	—	(114)	—	(114)
Equity (income) loss	(936)	(719)	—	1,655	—

Income (loss) before income tax	3,183	719	(4)	(1,655)	2,243
Provision (benefit) for income taxes	70	—	(940)	—	(870)

Net income (loss)	$3,113	$719	$936	$(1,655)	$3,113

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2007

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$(155)	$3,935	$4,843	$(8,778)	$(155)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,863	—	4,702	—	11,565
Amortization of deferred financing charges	774	—	—	—	774
Deferred income taxes/(benefits)	45	—	(1,123)	—	(1,078)
Deferred profit sharing	—	—	31	—	31
Stock-based compensation-Restricted stock	231	—	—	—	231
Equity (income) loss in non-guarantor subsidiaries	(4,843)	(3,935)	—	8,778	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(5,531)	—	(12,821)	14,735	(3,617)
(Increase)/decrease in inventories	254	—	(447)	—	(193)
(Increase)/decrease in other current assets	(717)	—	(1,806)	(7,885)	(10,408)
(Decrease)/increase in accounts payable	10,618	—	3,765	(14,735)	(352)
(Decrease)/increase in other current liabilities	(8,688)	—	3,215	7,885	2,412
Changes in other long-term assets and liabilities, net	(2,196)	—	2,829	—	633

Net cash provided from operating activities	(3,345)	—	3,188	—	(157)

Cash flows from investing activities:
Capital expenditures	(1,234)	—	(3,391)	—	(4,625)
Acquisition of Phosphate Business	—	—	—	—	—
Costs of Acquisitions	—	—	—	—	—

Net Cash used for investing activities	(1,234)	—	(3,391)	—	(4,625)

Cash flows from financing activities:
Advances from parent	—	—	—	—	—
Advances to subsidiaries	—	—	—	—	—
Repayments from subsidiaries	7,877	—	(7,877)		—
Return of capital to parent	(2,044)	—	—	—	(2,044)
Capital contributions	—	—	—	—	—
Capital contributions - subsidiaries	—	—	—	—	—
Proceeds from term loans	—	—	—	—	—
Principal payment of term loans	(8,000)	—	—	—	(8,000)
Repayment of revolver	—	—	—	—	—
Deferred financing costs	—	—	—	—	—

Net cash (used for) financing activities	(2,167)	—	(7,877)	—	(10,044)

Net change in cash	(6,746)	—	(8,080)	—	(14,826)
Cash and cash equivalents at beginning of period	14,687	6	14,925	—	29,618

Cash and cash equivalents at end of period	$7,941	$6	$6,845	$—	$14,792

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2006

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$3,113	$719	$936	$(1,655)	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,538	—	5,600	—	11,138
Amortization of deferred financing charges	1,276	—	—	—	1,276
Deferred income taxes/(benefits)	45	—	(1,892)	—	(1,847)
Profit sharing	—	—	23	—	23
Equity (income) loss in non-guarantor subsidiaries	(936)	(719)	—	1,655	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(13,764)	—	(9,873)	22,997	(640)
(Increase)/decrease in inventories	(2,635)	—	(18)	—	(2,653)
(Increase)/decrease in other current assets	1,482	—	3,517	57	5,056
(Decrease)/increase in accounts payable	8,240	—	15,472	(22,997)	715
(Decrease)/increase in other current liabilities	(11,634)	—	(4,406)	(57)	(16,097)
Changes in other long-term assets and liabilities, net	(1,474)	—	3,967	—	2,493

Net cash provided from operating activities	(10,749)	—	13,326	—	2,577

Cash flows from investing activities:
Capital expenditures	(2,147)	—	(559)	—	(2,706)

Net Cash used for investing activities	(2,147)	—	(559)	—	(2,706)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc.	—	—	(3,000)	—	(3,000)
Repayments from subsidiaries	3,000	—		—	3,000
Principal payment of term loans	(18,500)	—	—	—	(18,500)

Net cash (used for) financing activities	(15,500)	—	(3,000)	—	(18,500)

Net change in cash	(28,396)	—	9,767	—	(18,629)
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$23,126	$—	$19,464	$—	$42,590

14. Subsequent event

On April 16, 2007, Holdings issued and sold to qualified institutional buyers relying on Rule 144A under the Securities Act of 1933, as amended, a total of $66.0 million in principal amount of its 9 1/2 % Senior Unsecured Notes due April 15, 2012, or the Notes. The Notes were sold pursuant to a Purchase Agreement dated April 11, 2007, or the Purchase Agreement, between Innophos and Credit Suisse Securities (USA) LLC, or the Initial Purchaser, and issued under the provisions of an Indenture dated as of April 16, 2007, or the Notes Indenture, between Innophos and U.S. Bank National Association, as trustee, or the Trustee.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

The Notes accrue interest from the issue date at a rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2007.

The proceeds from the sale of the Notes, together with $0.5 million of cash on hand, were applied to pay expenses and redeem the entire remaining outstanding amount of Floating Rate Senior Notes due 2015 (including the payment of principal, premium and accrued interest) issued by our parent, Innophos Investments Holdings, Inc.

On April 16, 2007, Innophos Investments Holdings, Inc. called for the redemption of the remaining $60.8 million in principal of the Floating Rate Senior Notes due 2015 effective May 17, 2007. In connection with the call, the full amount required for the redemption of the Floating Rate Senior Notes (principal, premium and accrued interest) was irrevocably deposited with the Trustee, satisfying the conditions precedent for releasing and discharging Investments under the terms of the indenture governing the Floating Rate Senior Notes.

Fees and expenses related to the Notes offering and the redemption of the Floating Rate Senior Notes will be approximately $1.9 million. The redemption of the Floating Rate Senior Notes will result in an approximate $1.6 million charge to earnings for the acceleration of deferred financing charges in the second quarter of 2007 and a $1.8 million call premium in the second quarter of 2007. As all of the business for Holdings and Innophos Investments Holdings, Inc. are transacted through Innophos, Inc. and Subsidiaries, Holdings and Innophos Investments Holdings, Inc. are dependent on earnings and distribution of funds from Innophos, Inc. and Subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2006 Annual Report on Form 10-K and “Forward-Looking Statements” sections of this report.

Overview

Innophos, Inc. is a wholly-owned subsidiary of Innophos Investments Holdings, Inc., incorporated under the laws of the State of Delaware. Innophos Investments Holdings, Inc. (“Investments Holdings”) is a wholly-owned subsidiary of Innophos Holdings, Inc. (“Holdings”). On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

Below is a summary chart of the corporate structure of our direct subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Amount	%	Amount	%
Net sales	$136.7	100.0	$130.3	100.0
Cost of goods sold	115.7	84.6	108.5	83.3

Gross profit	21.0	15.4	21.8	16.7
Operating expenses: Selling, general and administrative	10.5	7.7	10.4	8.0
Research & Development Expenses	0.5	0.4	0.3	0.2

Operating income	10.0	7.3	11.1	8.5
Interest expense, net	8.0	5.9	9.0	6.9
Foreign exchange (gains)/losses, net	(0.1)	(0.1)	—	—
Other expense (income)	0.1	0.1	(0.1)	(0.1)
Provision for income taxes	2.2	1.6	(0.9)	(0.7)

Net income	$(0.2)	(0.2)	$3.1	2.4

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2007 were $136.7 million, an increase of $6.4 million, or 4.9%, as compared to $130.3 million for the same period in 2006. Volume and mix impacts upon revenue across all product lines had a positive impact of 5.3% or $6.9 million while sales price had a negative impact of 0.4% or $0.5 million upon revenue.

The following table illustrates for the three months ended March 31, 2007 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	(1.0)%	(2.6)%	(3.6)%
Canada	(1.5)%	13.7%	12.2%
Mexico	0.9%	17.8%	18.7%

The following table illustrates for the three months ended March 31, 2007 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(2.9)%	3.6%	0.7%
Specialty Salts and Specialty Acids	(1.0)%	0.3%	(0.7)%
STPP & Other Products	3.6%	18.2%	21.8%

The volume/mix increase in STPP & Other Products is due to strong demand, primarily in our Other Products.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2007 was $21.0 million, a decrease of $0.8 million, or 3.7%, as compared to $21.8 million for the same period in 2006. Gross profit decreased to 15.4% for the three months ended March 31, 2007 versus 16.7% for the same period in 2006. The change in gross profit was primarily due to positive volume and mix impacts upon revenue being offset by slightly lower selling prices, higher raw material and higher freight costs which had a combined negative impact of $2.4 million. In addition, there was a charge in the period of $1.4 million for the involuntary separation of twenty seven people and the fringe benefit buy-back program in Mexico. The change in gross profit was favorably impacted by $3.0 million due to a sulfuric acid maintenance outage at our Coatzacoalcos facilities during the same period in the first quarter of 2006.

Operating Expenses and Research and Development

Operating expenses for the three months ended March 31, 2007 consist primarily of selling, general and administrative and R&D expenses. For the three months ended March 31, 2007 were $11.0 million, an increase of $0.3 million, or 2.8%, as compared to the same period in 2006.

Operating Income

Operating income for the three months ended March 31, 2007 was $10.0 million, a decrease of $1.1 million, or 9.9%, as compared to $11.1 million for the same period in 2006. Operating income as a percentage of net sales was 7.3% for the three months ended March 31, 2007 and 8.5% for the same period in 2006.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2007 was $8.0 million, a decrease of $1.0 million, compared to $9.0 million for the same period in 2006. This decrease is mainly due to interest expense being lower by $0.7 million due to the decreased debt level of our Term Loan, and lower deferred financing amortization charges of $0.5 million associated with our Term Loan debt repayments in 2006, offset by lower interest income of $0.3 million.

Foreign Exchange

Foreign exchange gain for the three months ended March 31, 2007 was $0.1 million compared to zero for the same period in 2006. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended March 31, 2007 was a charge of $2.2 million, compared to a benefit of $0.9 million for the comparable period of 2006. Income from Mexico is fully taxable, so increases in our Mexican earnings, as we had in the first quarter 2007, would normally be expected to result in increased income tax expense.

Net Income

Net income for the three months ended March 31, 2007 was a loss $0.2 million, a decrease of $3.3 million, compared to net income of $3.1 million for the same period in 2006, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended March 31, 2007	Three months ended March 31, 2006	Net Sales % Change
Segment Net Sales
United States	$76,127	$78,964	(3.6)%
Mexico	53,039	44,672	18.7%
Canada	7,514	6,699	12.2%

Total	$136,680	$130,335	4.9%

Segment Operating Income
United States	$638	$8,687
Mexico	7,953	1,563
Canada	1,422	823

Total	$10,013	$11,073

Segment Operating Income % of net sales
United States	0.8%	11.0%
Mexico	15.0%	3.5%
Canada	18.9%	12.3%

Segment Net Sales:

The United States shows a decrease in net sales of 3.6% for the three months ended March 31, 2007 when compared with 2006. Selling prices decreased sales 1.0%, mainly in Purified Phosphoric Acid. Volume and mix impacts upon revenue, primarily in Specialty Salts and Specialty Acids, decreased sales 2.6%.

In Mexico, the three months ended March 31, 2007 net sales increased 18.7% when compared with 2006. Selling prices increased sales 0.9% primarily in STPP & Other Products. Volume and mix impacts upon revenue, primarily in STPP & Other Products and Specialty Salts and Specialty Acids, increased sales 17.8%.

For the three months ended March 31, 2007, net sales in Canada increased 12.2% when compared with 2006. Selling price decreased 1.5% in STPP & Other Products. Volume and mix impacts upon revenue in Specialty Salts and Specialty Acids increased sales 13.7%.

Segment Operating Income % of Net Sales:

The 10.2% decrease in the United States for the period March 31, 2007 compared to the period March 31, 2006 is due to increases in raw material prices and freight costs in combination with unfavorable volume and mix impacts upon revenue, as well as decreased selling prices.

The 11.5% increase in Mexico from March 31, 2007 to March 31, 2006 is due to favorable selling prices and higher volume and mix impacts upon revenue partially offset by the increased cost associated with the involuntary separation of 27 personnel and the fringe benefit buy-back program. In addition results for the prior period were favorably impacted by $3.0 million associated with the planned non-annual sulfuric acid maintenance outage that occurred at our Coatzacoalcos facility in the period ended March 31, 2006.

The 6.6% increase in Canada from March 31, 2007 to March 31, 2006 is due to positive volume and mix impacts upon revenue which offset lower prices.

During the three month period ending March 31, 2007 depreciation and amortization expense was $6.9 million in the United States, $0.3 in Canada, and $4.4 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Operating Activities	$(0.2)	$2.6
Investing Activities	(4.6)	(2.7)
Financing Activities	(10.0)	(18.5)

Three months ended March 31, 2007 compared to March 31, 2006

Net cash provided by operating activities was a use of $0.2 million for the three months ended March 31, 2007 as compared to a source of $2.6 million for the same period in 2006, a decrease of $2.8 million. The decrease in operating activities is due to unfavorable changes of $3.3 million in net income, as described earlier, and $1.9 million in non-current accounts offset by favorable changes of $1.4 million in net working capital, and $1.0 million in non-cash items affecting net income.

Non-cash items affecting net income were favorable by $1.0 million primarily due to decreased benefits from deferred taxes, new stock based compensation-restricted stock expense, favorable movements in profit sharing and depreciation and amortization. These affects were partially offset by decreased deferred financing expense resulting from our debt retirement in 2006.

The change in net working capital is a use of cash of $12.2 million in 2007 compared to a use in 2006 of $13.6 million, a decrease in the use of cash of $1.4 million. Changes in non-current accounts had an unfavorable impact on cash of $1.9 million. This was primarily due to increased long term liabilities in 2006, mostly pension related.

Net cash used for investing activities was $4.6 million for the three months ended March 31, 2007, compared to $2.7 million for the same period in 2006, a reduction in cash of $1.9 million. This is mainly due to increased capital spending related to the cogeneration project in Coatzacoalcos.

Net cash from financing activities for the three months ended March 31, 2007 was a use of $10.0 million, compared to a use of $18.5 million in 2006, a decrease in the use of cash of $8.5 million. This is due to $10.5 million lower Term Loan principal payments in 2007 offset by $2.0 million of capital returned to parent.

On April 16, 2007 Innophos Holdings, Inc. issued $66.0 million of 9.5% Senior Unsecured notes due 2012, and used the net proceeds plus approximately $0.5 million of cash on hand for full redemption of the $60.8 million Floating Rate Senior notes issued by Innophos Investments Holdings, Inc. and related expenses. Since this transaction was subsequent to March 31, 2007, it had no effect on Holdings consolidated financial position or results of operations as of March 31, 2007.

The Company and the Union in Mexico reached an agreement, which was ratified by the Union on March 27, 2007. As a result, the Company will pay approximately $0.9 million for the severance and benefits for the elimination of 27 personnel and approximately $0.5 million for benefit reductions for continuing employees all in the second quarter of 2007.

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

At March 31, 2007, we had $190 million principal amount of fixed-rate debt, $191.0 million of available floating-rate debt. Based on $141.0 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.4 million per year. In addition, Innophos Investments Holdings, Inc. has $60.8 million of floating rate senior notes. These floating rate senior notes are not included in the consolidated results of Innophos, Inc. As all of the business for Holdings and Innophos Investments Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Holdings and Innophos Investments Holdings, Inc. is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries. Since the company’s intention is to pay interest on these notes in cash, as permitted by our second amendment of our credit agreement and senior bond indenture, an increase of one percentage point would cause an increase to cash interest expense of approximately $0.6 million per year.

On April 16, 2007 Innophos Holdings, Inc. issued $66.0 million of 9.5% Senior Unsecured notes due 2012, and used the net proceeds plus approximately $0.5 million of cash on hand for full redemption of the $60.8 million Floating Rate Senior notes issued by Innophos Investments Holdings, Inc. and to pay related expenses. Since this transaction was subsequent to March 31, 2007, it had no effect on the Holdings consolidated financial position or results of operations as of March 31, 2007. As all of the business for Holdings and Innophos Investments Holdings, Inc. is transacted through Innophos, Inc. and Subsidiaries, Holdings and Innophos Investments Holdings, Inc. are dependent on earnings and distribution of funds from Innophos, Inc. and Subsidiaries.

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

As of March 31, 2007, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $137.3 million at current exchange rates as of April 23, 2007.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	$27.1	$10.6	$37.7
Interest, Inflation and Penalties	79.5	20.1	99.6

Total	$106.6	$30.7	$137.3

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims, and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.7 million for the Fresh Water Claims and no amount for the Salt Water Claims as they were revoked. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and some CNA rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims that were not addressed by CNA. On May 11, 2007, a five judge panel of the court issued its decision unanimously overturning the Salt Water Claims. The CNA has a right to appeal, and we do not know whether it will do so. It is not known when our appeal of the Fresh Water Claims will be decided by the court.

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

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an order granting our summary judgment motion on both counts on June 13, 2005. Rhodia appealed the order to the Appellate Division, First Department, which on March 22, 2007 affirmed the lower court’s rulings in our favor. On April 27, 2007, Rhodia filed with the Appellate Division a Motion for Leave to Appeal to New York’s highest court, the New York Court of Appeals on the issue as to whether the CNA claims are “Taxes” under the Rhodia Agreement. That motion, together with our opposition to it, has now been submitted to the court for decision. If the motion is granted, the Court of Appeals is likely to allow the appeal, and the matter will be briefed and argued in the ordinary course. If the motion is denied, Rhodia would have an opportunity to file a similar request with the Court of Appeals. Rhodia did not seek an appeal of the Appellate Division’s decision that Rhodia is responsible for any security required by the Mexican authorities.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $170.2 million (at current exchange rates as of April 23, 2007 with the security amount projected to February 2008), was required by June 17, 2005. In light of the technical revocation of the Salt Water Claims and the invalidation of the Salt Water Claims by the recent order of the Court of Fiscal and Administrative Justice, we have been advised that the amount of security required would be reduced to $37.0 million at current exchange rates as of April 23, 2007. We believe the posting of security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security, but has taken the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as duties, taxes and other charges for periods after 2002, which management estimates under current operating conditions at approximately $1.7 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties).

Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

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

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.5 million at current exchange rates as of April 23, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.1 million at current exchange rates as of February 28, 2007). We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2007.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K other than as mentioned below.

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

        Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents (ADW). In 2006, Washington State enacted legislation of that type, effective in several counties in 2008 and state-wide in 2010. Maryland also has recently enacted similar legislation, while Vermont has passed such legislation pending action by its governor (both to be effective in 2010), and comparable bills are being considered by the legislatures of several other states. In 2007, the trade association that includes major manufacturers of consumer ADW began actively to support these efforts, increasing the likelihood they will become widespread. This trend and related changes in consumer preferences, could have a significant impact on our business to the extent we are not able to react in a timely and adequate manner to our customers’ reformulations of ADW products and resulting market changes by adjusting our sales and manufacturing plans. Furthermore, although already banned in home laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban may not be implemented in some or all of these Latin American markets in the future, although the geological and hydrological conditions (e.g., river and lake regions) differ substantially from the U.S. Additional laws or regulations focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. Such a ban, if instituted in multiple jurisdictions or throughout the U.S., could have a significant impact on our business.

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

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director (Principal Executive Officer)
Dated: May 14, 2007

INNOPHOS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 14, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated May 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated May 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002