Form 10-Q
period 2007-06-30
Innophos, Inc.
filed 2007-08-10
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, the registrant has 1,000 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,077	$29,618
Accounts receivable - trade	61,573	56,316
Inventories	75,699	70,569
Other current assets	15,396	13,652

Total current assets	171,745	170,155
Property, plant and equipment, net	267,085	277,222
Goodwill	47,268	47,268
Intangibles and other assets, net	65,390	66,944

Total assets	$551,488	$561,589

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$1,446	$1,524
Accounts payable, trade and other	37,900	30,863
Other current liabilities	37,910	36,824

Total current liabilities	77,256	69,211
Long-term debt	329,054	337,476
Other long-term liabilities	30,465	33,713

Total liabilities	436,775	440,400

Commitments and contingencies (see note 9)
Stockholders’ equity	114,713	121,189

Total stockholders’ equity	114,713	121,189

Total liabilities and stockholders’ equity	$551,488	$561,589

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended June 30, 2007	Three months ended June 30, 2006
Net sales	$151,912	$139,281
Cost of goods sold	119,969	115,778

Gross profit	31,943	23,503

Operating expenses:
Selling, general and administrative	17,931	10,785
Research & development expenses	544	484

Total operating expenses	18,475	11,269

Operating income	13,468	12,234
Interest expense, net	7,918	8,303
Foreign exchange loss (gain)	109	(151)
Other expense (income), net	(156)	96

Income before income taxes	5,597	3,986
Provision for income taxes	5,093	1,266

Net income	$504	$2,720

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Net sales	$288,592	$269,616
Cost of goods sold	235,667	224,363

Gross profit	52,925	45,253

Operating expenses:
Selling, general and administrative	28,358	21,180
Research & development expenses	1,086	766

Total operating expenses	29,444	21,946

Operating income	23,481	23,307
Interest expense, net	15,912	17,300
Foreign exchange gains	(25)	(204)
Other expense (income), net	(98)	(18)

Income before income taxes	7,692	6,229
Provision for income taxes	7,343	396

Net income	$349	$5,833

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from operating activities
Net income	$349	$5,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,749	22,772
Amortization of deferred financing charges	1,383	1,978
Deferred income tax benefit	(1,504)	(1,740)
Deferred profit sharing	191	(350)
Stock-based compensation	463	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(5,257)	264
(Increase)/decrease in inventories	(5,130)	521
(Increase)/decrease in other current assets	(1,744)	3,639
Increase/(decrease) in accounts payable	7,037	(6,660)
Increase/(decrease) in other current liabilities	1,086	(12,630)
Changes in other long-term assets and liabilities	1,836	3,757

Net cash provided from operating activities	21,459	17,384

Cash flows from investing activities:
Capital expenditures	(12,052)	(5,439)
Purchase of assets	(2,120)	—

Net cash used for investing activities	(14,172)	(5,439)

Cash flows from financing activities:
Cash return of capital to parent	(9,328)	—
Principal payments of term-loan	(8,500)	(19,000)

Net cash used for financing activities	(17,828)	(19,000)

Net change in cash	(10,541)	(7,055)
Cash and cash equivalents at beginning of period	29,618	61,219

Cash and cash equivalents at end of period	$19,077	$54,164

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Innophos, Inc. is a wholly-owned subsidiary of Innophos Investments Holdings, Inc. (“Investments Holdings”), incorporated under the laws of the State of Delaware. Innophos Investments Holdings, Inc. is a wholly-owned subsidiary of Innophos Holdings, Inc. (“Holdings”) On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million. A working capital dispute relating to the August 13, 2004 closing balance sheet was settled in June 2007 with no further adjustment to the closing purchase price.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos, Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2006 and for the three years then ended.

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

In connection with the Holdings IPO, Holdings effected a recapitalization, through an amendment to our certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and the Class L Common Stock to a single class of Common Stock. As a result of the recapitalization, the historical stock option strips originally granted on April 1, 2005 were converted, as required under the terms of the original plan, to 1,116,944 stock options of the new class of Common Stock currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. Holdings accounts for the stock option plan using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The valuation method that Holdings used under SFAS No. 123 dictated the transition method that the Company used under SFAS No. 123(R). As permitted under SFAS No. 123, Holdings valued its stock options at the grant date using the minimum value method. Because Holdings used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

statements the remaining compensation cost calculated under the minimum value method. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). Holdings will continue to account for the outstanding awards under APB 25 until they are settled or modified. Upon the adoption of SFAS No. 123(R) and through December 31, 2006 and June 30, 2007, Holdings did not modify any existing stock option awards that were granted under SFAS No. 123. Holdings established a restricted stock program which is accounted for under SFAS No. 123(R). Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

On May 24, 2007 the two independent directors of Holdings were granted a total of 4,424 stock options which were fully vested with an exercise price of $15.37. These options are accounted for under the provisions of SFAS No. 123(R). The expense for these options is immaterial to the results of operations, financial condition, and/or cash flows of Holdings.

A summary of stock option activity for Holdings during the six months ended June 30, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,116,944	$2.55
Granted	4,424	15.37
Forfeited	(55,050)	2.55
Exercised	(344,238)	2.55

Outstanding at June 30, 2007	722,080	$2.63

Exercisable at June 30, 2007	381,411	$2.70

Restricted Stock

On November 2, 2006, Holdings Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers of Innophos, Inc. These awards accounted for under SFAS 123(R) are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. Holdings recognized approximately $0.2 million and $0.4 million of compensation expense in the three and six months ended June 30, 2007 and will record approximately $0.5 million of compensation expense during the remainder of 2007. As of June 30, 2007, there are 134,998 unvested shares and 38,570 shares which have vested.

Holdings Dividends

Dividends paid per share for the six months ended June 30, 2007 was a cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 and paid on January 30, 2007 to holders of record on January 15, 2007.

Dividends paid per share for the three and six months ended June 30, 2007 and dividends declared per share for the six months ended June 30, 2007 was a cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

Dividends declared per share for the three and six months ended June 30, 2007 was a cash dividend of $0.17 per share ($3,534 in the aggregate) declared on June 29, 2007 and payable on July 31, 2007 to holders of record on July 13, 2007.

As all of the business for Holdings and Investments Holdings are transacted through Innophos, Inc. and Subsidiaries, Holdings and Investments Holdings are dependent on earnings and the distribution of funds from Innophos, Inc. and Subsidiaries. As such, Innophos, Inc. distributed approximately $9.3 million to Holdings for the funding of the dividends.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all Mexican restructuring initiatives. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits in Mexico, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not anticipate the adoption of EITF 06-11 will have a material effect on its consolidated financial position or results of operations.

Certain reclassifications have been made to the June 30, 2006 consolidated financial statements and accompanying notes to conform with the June 30, 2007 presentation.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

2. Inventories:

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished products	$49,569	$46,789
Raw materials	18,681	17,129
Spare parts	7,449	6,651

	$75,699	$70,569

Inventory reserves as of June 30, 2007 and December 31, 2006 were $8,539 and $7,471, respectively.

3. Other Current Assets:

Other current assets consist of the following:

	June 30, 2007	December 31, 2006
Creditable taxes (value added taxes)	$4,810	$243
Prepaid income taxes	178	2,718
Prepaids	10,072	10,585
Other	336	106

	$15,396	$13,652

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2007	December 31, 2006
Developed technology and application patents, net of accumulated amortization of $5,444 for 2007 and $4,500 for 2006	10-20	$31,156	$32,100
Customer relationships, net of accumulated amortization of $1,590 for 2007 and $1,240 for 2006	5-15	9,740	8,861
Tradenames and license agreements, net of accumulated amortization of $1,859 for 2007 and $1,536 for 2006	5-20	7,501	7,764
Capitalized software, net of accumulated amortization of $1,485 for 2007 and $1,210 for 2006	3-5	2,001	2,089
Non-compete agreement, net of accumulated amortization of $0 for 2007 and $714 for 2006	5	630	—

Total Intangibles		$51,028	$50,814

Deferred financing costs, net of accumulated amortization of $ 9,921 for 2007 and $8,538 for 2006		$11,582	$12,966
Deferred income taxes		2,257	2,779
Other assets		523	385

Total other assets		$14,362	$16,130

		$65,390	$66,944

5. Other Current Liabilities:

Other current liabilities consist of the following:

	June 30, 2007	December 31, 2006
Payroll related	$7,472	$8,902
Interest	6,601	6,641
Freight and rebates	6,643	4,668
Benefits and pensions	5,336	5,087
Taxes	5,402	4,418
Legal	583	307
Non-trade payable	—	1,310
Other	5,873	5,491

	$37,910	$36,824

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	June 30, 2007	December 31, 2006
Senior credit facility	$140,500	$149,000
Senior subordinated notes	190,000	190,000

	$330,500	$339,000
Less current portion	1,446	1,524

	$329,054	$337,476

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at June 30, 2007 at 7.6%. The amount outstanding on the term loan facility as of June 30, 2007 was $140.5 million.

There was no amount outstanding on the revolving portion of the senior credit facility at June 30, 2007. The Company has issued approximately $4.1 million of letters of credit under the sub-facility as of June 30, 2007.

In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $4 as of June 30, 2007. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $0 as of June 30, 2007.

The Company is required within five days from the issuance of the 2007 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The Company made an $8.0 million voluntary prepayment of the term loan on March 30, 2007. In the first quarter of 2007 this prepayment resulted in the accelerated write off of deferred financing charges of approximately $0.2 million. The amount recorded as current portion of long term debt is the required principal payments for the term loan.

On April 16, 2007, Holdings issued and sold to qualified institutional buyers relying on Rule 144A under the Securities Act of 1933, as amended, a total of $66.0 million in principal amount of its Senior Unsecured Notes due April 15, 2012. The Senior Unsecured Notes were sold pursuant to a Purchase Agreement dated April 11, 2007, or the Purchase Agreement, between Innophos and Credit Suisse Securities (USA) LLC, or the Initial Purchaser, and issued under the provisions of an Indenture dated as of April 16, 2007, or the Notes Indenture, between Innophos and U.S. Bank National Association, as trustee, or the Trustee.

The Senior Unsecured notes accrue interest from the issue date at a rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2007. As all of the business for Holdings and Innophos Investments Holdings, Inc. are transacted through Innophos, Inc. and Subsidiaries, Holdings and Innophos Investments Holdings, Inc. are dependent on earnings and distribution of funds from Innophos, Inc. and Subsidiaries.

The proceeds from the sale of the Senior Unsecured notes, together with $0.5 million of cash on hand, were applied to pay expenses and redeem the entire remaining outstanding amount of Floating Rate Senior Notes due 2015 (including the payment of principal, premium and accrued interest) issued by our parent, Innophos Investments Holdings, Inc. Fees and expenses related to the Senior Unsecured notes offering were approximately $1.8 million. This amount was recorded as deferred financing costs and will be amortized over the life of the Senior Unsecured notes using the effective interest method.

On April 16, 2007, Innophos Investments Holdings, Inc. called for the redemption of the remaining $60.8 million in principal of its Floating Rate Senior Notes due 2015 effective May 17, 2007. The redemption of the Floating Rate Senior Notes resulted in an approximate $1.5 million charge to earnings for the acceleration of deferred financing charges and a $1.8 million charge to earnings for the call premium. The $3.3 million charge was recorded in interest expense for the three months ended June 30, 2007. As all of the business for Holdings and Innophos Investments Holdings, Inc. are transacted through Innophos, Inc. and Subsidiaries, Holdings and Innophos Investments Holdings, Inc. are dependent on earnings and distribution of funds from Innophos, Inc. and Subsidiaries.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

In connection with the refinancing transaction, the Company and its lenders amended the senior credit facility to permit the Company to, among other things, (i) incur up to $120.0 million in unsecured indebtedness of Innophos Holdings, Inc. or Innophos Investments Holdings, Inc., including the notes offered in the refinancing and any other future debt issuances, (ii) redeem the entire outstanding amount of the Company’s Floating Rate Senior Notes, as well as any premiums and penalties resulting from such redemption, (iii) service the interest on the notes offered hereby through Innophos, Inc. making payments of such amounts to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. and (iv) to permit Innophos, Inc. to make payments to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. for the payment by Innophos Holdings, Inc. of dividends on its common stock of $0.75 per share (adjusted pro-rata for any future stock splits) up to a maximum of $17.5 million per year. As all of the business for Holdings and Innophos Investments Holdings, Inc. are transacted through Innophos, Inc. and Subsidiaries, Holdings and Innophos Investments Holdings, Inc. are dependent on earnings and distribution of funds from Innophos, Inc. and Subsidiaries.

As of June 30, 2007, management believes the Company was in full compliance with all debt covenant requirements.

The interest installment paid on February 15, 2007 for Innophos Investments Holdings, Inc. Floating Rate Senior Notes was $2.0 million. The final interest payment (including the $1.8 million call premium) on the Innophos Investments Holdings, Inc. Floating Rate Senior Notes was $3.9 million paid on May 17, 2007. Innophos Investments Holdings, Inc. was dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

Total interest cash payments by the Company for all indebtedness for the six month period ended June 30, 2007 and June 30, 2006 was $15,061 (excluding the cash interest paid by Innophos Investments Holdings, Inc. of $5,933)and $17,108, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest expense	$7,497	8,174	$15,019	$16,565
Deferred financing cost	610	702	1,384	1,978
Interest income	(189)	(573)	(491)	(1,243)

Total interest expense, net	$7,918	$8,303	$15,912	$17,300

7. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	June 30, 2007	December 31, 2006
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,318	1,127
Deferred income taxes	19,484	21,511
Pension and post retirement liabilities (US and Canada only)	4,228	6,035
Other Liabilities	4,335	3,940

	$30,465	$33,713

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Income Taxes:

A reconciliation of the U.S statutory rate and income tax follows:

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Income / (loss) before Income taxes	Income tax expense/ (benefit)	Income / (loss) before Income taxes	Income tax expense/ (benefit)
US	$(13,240)	140	$(515)	$140
Canada/Mexico	20,932	7,203	6,744	256

Total	$7,692	7,343	6,229	396

Current income taxes		8,847		$2,136
Deferred income taxes		(1,504)		(1,740)

Total		$7,343		$396

	Six months ended June 30, 2007	Six months ended June 30, 2006
Income tax expense at the U.S. statutory rate	$2,692	$2,180
State income taxes (net of federal tax effect)	43	38
Foreign tax rate differential	(37)	(2,049)
Change in valuation allowance	4,672	245
Non-deductible permanent items	69	40
Other	(96)	(58)

Provision for income taxes	$7,343	$396

Income taxes paid were $5,911 and $6,395 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of June 30, 2007.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns by explaining how in our judgment our operations meet applicable regulations or exclusions. Nevertheless, we could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. We have provided the requested information in a timely manner.

Litigation

Mexican CNA Water Tax Claims

On November 1, 2004 Innophos Fosfatados, received notice of the Fresh Water Claims from the CNA relating to extraction and use of fresh water at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, the claims total approximately $30.9 million at current exchange rates as of July 25, 2007, including basic charges of $10.7 million for interest, inflation and penalties.

Management believes that Innophos Fosfatados has valid bases for challenging the CNA Fresh Water claims, and we are vigorously defending that matter as well.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all Fresh Water Claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. On November 3, 2005, Innophos Fosfatados filed an appeal with the Mexican Federal Court of Fiscal and Administrative Justice. It is not known when our appeal of the Fresh Water Claims will be decided by the court.

Rhodia Indemnification. Under the terms of the Rhodia Agreement according to which our business was purchased, we believe we are entitled to be indemnified fully against a number of contingencies, including claims for Taxes (as defined in the Rhodia Agreement) such as those asserted by the CNA, as well as any additional duties, taxes and charges which may be

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

assessed by the CNA for periods after 2002. Rhodia has acknowledged its responsibility for the Fresh Water Claims, but under a different indemnification obligation, asserting that the applicable indemnification is for breach of representations and warranties, which would subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a limit of $79.5 million above that. Nevertheless, Rhodia has assumed control of the defense of the CNA claims.

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. On June 13, 2005, the court granted us summary judgment, declaring that the CNA claims were Taxes under the Rhodia Agreement and that Rhodia was obligated to provide any necessary security to guarantee the claims to the Mexican government. Rhodia appealed the decision to the Appellate Division, First Department, which affirmed the lower court’s rulings in our favor on March 22, 2007. Rhodia then filed for leave to appeal to New York’s highest court, the Court of Appeals, on the issue of the CNA claims as “Taxes.” On May 29, 2007, Rhodia’s motion was granted. Briefing and argument are scheduled for the fall of 2007. Rhodia did not seek an appeal on the issue of its responsibility for security.

Further Proceedings. A final determination of the CNA Fresh Water matter may require appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us, we could be required to pay a judgment for the entire amount claimed.

If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future. Management estimates that such charges would be approximately $8.5 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. We believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, and for post-closing losses caused by breaches of covenants, which we have claimed.

Based upon advice of counsel and our review of the CNA Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses in recent fiscal years. As a result, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999, the Salt Water Claims, totaling approximately $107 million (including interest, inflation and penalties), was recently nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, which was determined by order of the same court to be final and unappealable as of July 10, 2007.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to the PAMCAR Agreement which required specified improvements at the Coatzacoalcos plant to be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to its compliance, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties, taxes and related charges that normally would have been payable. On January 10, 2005, after bringing on line newly installed water recycling equipment, Innophos Fosfatados notified the CNA of its position that it complied with the applicable requirements of the PAMCAR Agreement as of December 31, 2004.

Innophos Fosfatados’ waste water discharges had been the subject of an earlier study by the National University of Mexico, which concluded in October 2004 that the discharges did not adversely affect the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise upward the discharge limits which its operations (including as improved by the water recycling installation) could satisfy. In 2005, Innophos Fosfatados received a new Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of July 25, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.2 million at current exchange rates as of July 25, 2007. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of June 30, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the SCT related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and, in response to the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title, in June/July 2007, we completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which is included in cost of goods sold in the three months ended June 30, 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not “Taxes” as defined under the Rhodia Agreement and that otherwise there are defenses to the SCT claims. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The SCT related claims are considered a gain contingency and therefore no receivable has been recorded as of June 30, 2007.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Other contingencies

Holdings is a party to a 2004 Registration Rights Agreement with Bain Capital and others. On May 30, 2007, as required in response to a demand under that agreement, Holdings filed a registration statement with the U.S. Securities and Exchange Commission covering 5.0 million shares of its common stock proposed to be offered to the public through underwriters by selling stockholders under the agreement. Under the Registration Rights Agreement, Holdings would be required to bear the costs of such an offering, except for underwriting discounts and commissions, although Holdings will not receive proceeds from it. On August 9, 2007, due to adverse market conditions, Bain Capital requested Holdings to withdraw the registration statement.

This report does not constitute an offer to sell, or the solicitation of an offer to buy, any securities of Holdings, nor shall there be any sale of securities in any state in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that state.

10. Pension:

Net periodic benefit expense for the United States plans for the three months ended June 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$38	$84	$122
Interest cost	18	35	53
Expected return on assets	(6)	—	(6)
Amortization of prior service cost	15	72	87
Amortization of unrecognized (gains)/losses	—	(27)	(27)
Curtailment expense for plan amendment	203	—	203

Net periodic benefit expense	$268	$164	$432

Net periodic benefit expense for the United States plans for the three months ended June 30, 2006:

	2006
	DB Pension Plan	Other benefits	Total
Service cost	$91	83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net periodic benefit expense	$150	$144	$294

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the United States plans for the six months ended June 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$125	$168	$293
Interest cost	61	70	131
Expected return on assets	(20)	—	(20)
Amortization of prior service cost	49	144	193
Amortization of unrecognized (gains)/losses	—	(54)	(54)
Curtailment expense for plan amendment	203	—	203

Net periodic benefit expense	$418	$328	$746

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the United States plans for the six months ended June 30, 2006:

	2006
	DB Pension Plan	Other benefits	Total
Service cost	$182	166	$348
Interest cost	58	48	106
Expected return on assets	(8)	144	136
Amortization of prior service cost	68	—	68
Amortization of unrecognized (gains)/losses	—	(70)	(70)

Net periodic benefit expense	$300	$288	$588

We made our entire cash contributions of $1.9 million for our U.S. defined contribution plan during the first quarter of 2007 for the plan year 2006. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.6 million for 2007.

On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan will cease as of August 1, 2007, after which the Nashville union employees will participate in the Company’s existing non contributory defined contribution benefit plan. As of January 1, 2007, Plan assets were less than the projected benefit obligation. Freezing of the Plan was accounted for as a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The Company remeasured the pension obligation during the three months ended June 30, 2007 and as a result, reduced the projected benefit obligation by $1.2 million and recognized $1.4 million largely attributable to the recognition of prior service cost, resulting in a net curtailment loss of $0.2 million to earnings.

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$53	13	$66
Interest cost	97	11	108
Expected return on assets	(130)	—	(130)
Amortization of initial transition obligation	—	7	7
Amortization of unrecognized (gains)/losses	11	3	14

Net periodic benefit expense	$31	$34	$65

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2006:

	2006
	DB Pension Plan	Other benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of (gains)/losses	18	8	26

Net periodic benefit expense	$66	$35	$101

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$106	26	$132
Interest cost	194	22	216
Expected return on assets	(260)	—	(260)
Amortization of initial transition obligation	—	14	14
Amortization of unrecognized (gains)/losses	22	6	28

Net periodic benefit expense	$62	$68	$130

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2006:

	2006
	DB Pension Plan	Other benefits	Total
Service cost	$108	24	$132
Interest cost	190	22	212
Expected return on assets	(202)	—	(202)
Amortization of initial transition obligation	—	8	8
Amortization of (gains)/losses	36	16	52

Net periodic benefit expense	$132	$70	$202

We made cash contributions to our Canadian defined benefit plan of 0.8 million during the six months ended June 30, 2007. We expect to make cash contributions to our Canadian defined benefit plans of $0.7 million during the remainder of 2007.

11. Early Cancellation of Rhodia Sales Agency Agreement

Effective June 30, 2007 Innophos and Rhodia, Inc. completed a transaction, which resulted in the early cancellation of the companies’ 2004 “pharma” global sales agency agreement, and the acquisition of related business assets by Innophos. Under the 2004 agreement, which had a term of 10 years, Rhodia and its affiliates provided sales, marketing, R&D and technical services for Innophos’ calcium phosphate pharmaceutical excipients and nutritional supplement products.

The early cancellation, mutually agreed upon by the parties, will result in Innophos directly marketing those products through its own sales organization, and assuming all product development activities. Rhodia agreed to five year global non-competition and non-solicitation covenants with respect to the products and applications involved, and conveyed certain contracts, R&D equipment, patents, trade names, and intellectual property rights to Innophos.

The overall transaction resulted in payments by Innophos to Rhodia of $9.0 million, subject to certain minor post-closing adjustments which will occur during the transition period. The transaction resulted in a charge of approximately $6.3 million to selling, general and administrative expenses in the second quarter of 2007 related to the contract cancellation value. Prepaid transition costs of $0.6 million and the business related assets, both tangible and intangible, of $2.1 million were also recorded in the second quarter of 2007. The lives of the business related assets were between five and seven years. In 2006, the commissions paid by Innophos to Rhodia under this agreement totaled $3.7 million.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

For the three months ended June 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$84,051	$60,374	$7,487	$—	$151,912
Intersegment sales	7,307	8,510	14,418	(30,235)	—

Total sales	$91,358	$68,884	$21,905	$(30,235)	$151,912

Operating income (loss)	$(3,035)	$15,194	$1,309	$—	$13,468

For the three months ended June 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$79,625	$51,888	$7,768	$—	$139,281
Intersegment sales	7,327	5,994	14,819	(28,140)	—

Total sales	$86,952	$57,882	$22,587	$(28,140)	$139,281

Operating income (loss)	$3,044	$9,033	$157	$—	$12,234

For the six months ended June 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$160,178	$113,413	$15,001	$—	$288,592
Intersegment sales	14,134	13,189	29,329	(56,652)	—

Total sales	$174,312	$126,602	$44,330	$(56,652)	$288,592

Operating income (loss)	$(2,397)	$23,147	$2,731	$—	$23,481

For the six months ended June 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$158,589	$96,560	$14,467	$—	$269,616
Intersegment sales	18,095	10,356	31,044	(59,495)	—

Total sales	$176,684	$106,916	$45,511	$(59,495)	$269,616

Operating income (loss)	$11,731	$10,596	$980	$—	$23,307

	Three months ended		Six months ended
Geographic Revenues	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
US	$75,528	$72,670	$145,149	$145,353
Mexico	28,668	30,018	67,385	64,209
Canada	8,222	8,782	16,066	16,411
Other foreign countries	39,494	27,811	59,992	43,643

Total	$151,912	$139,281	$288,592	$269,616

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

13. Condensed Combining Financial Statements:

The following condensed combined financial data is presented to segregate the assets, liabilities, and results of operations and cash flows of the US operations (the “Guarantors”) and the Canadian and Mexican operations (the “Non-guarantors”). Innophos Inc. has issued debt and the Guarantor subsidiary is a 100% wholly owned subsidiary of Innophos Inc. The Non-guarantors are 100% wholly-owned subsidiaries of the Guarantors. Innophos, Inc. and the Guarantor subsidiary will fully and unconditionally and jointly and severally, guarantee the Company’s obligations under the Company’s senior credit facility and Innophos, Inc.’s Senior Subordinated Notes due 2014. Investments in subsidiaries are accounted for by the guarantor using the equity method of accounting. The Non-guarantors are presented on a combined basis. The principal combining adjustments are to eliminate intercompany balances and transactions.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of June 30, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$4,064	$6	$15,007	$—	$19,077
Accounts receivable	124,466	—	117,309	(180,202)	61,573
Inventories	44,181	—	31,518	—	75,699
Other current assets	10,100	—	6,024	(728)	15,396

Total current assets	182,811	6	169,858	(180,930)	171,745
Property, plant and equipment, net	135,113	—	131,972	—	267,085
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	90,990	57,254	—	(148,244)	—
Intercompany notes	116,109	—	—	(116,109)	—
Intangibles and other assets, net	52,583	—	12,807	—	65,390

Total	$584,843	$57,260	$354,668	$(445,283)	$551,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short term borrowings and current portion of long-term debt	$1,446	$—	$—	$—	$1,446
Accounts payable	111,729	—	106,373	(180,202)	37,900
Other current liabilities	23,699	—	14,939	(728)	37,910

Total current liabilities	136,874	—	121,312	(180,930)	77,256
Long-term debt	329,054	—	116,109	(116,109)	329,054
Other long-term liabilities	4,202	—	26,263	—	30,465
Total stockholders’ equity	114,713	57,260	90,984	(148,244)	114,713

Total	$584,843	$57,260	$354,668	$(445,283)	$551,488

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$91,358	$—	$90,790	$(30,236)	$151,912
Cost of goods sold	78,695	—	71,510	(30,236)	119,969

Gross Profit	12,663	—	19,280	—	31,943

Operating expenses:
Selling, general and administrative expenses and R&D	15,698	—	2,777	—	18,475
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	15,698	—	2,777	—	18,475

Operating income	(3,035)	—	16,503	—	13,468
Interest expense, net	5,374	—	2,544	—	7,918
Foreign exchange (gains)/losses	16	—	93	—	109
Other expenses (income)	(112)	—	(44)	—	(156)
Equity (income) loss	(8,887)	(7,889)	—	16,776	—

Income (loss) before income tax	574	7,889	13,910	(16,776)	5,597
Provision (benefit) for income taxes	70	—	5,023	—	5,093

Net income (loss)	$504	$7,889	$8,887	$(16,776)	$504

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total

Net Sales	$174,313	$—	$170,932	$(56,653)	$288,592
Cost of goods sold	153,107	—	139,213	(56,653)	235,667

Gross Profit	21,206	—	31,719	—	52,925

Operating expenses:
Selling, general and administrative expenses and R&D	23,603	—	5,841	—	29,444
Other operating expenses	—	—	—	—	—

Total operating expenses	23,603	—	5,841	—	29,444

Operating income	(2,397)	—	25,878	—	23,481
Interest expense, net	10,814	—	5,098	—	15,912
Foreign exchange (gains)/losses	30	—	(55)	—	(25)
Other expenses (income)	—	—	(98)	—	(98)
Equity (income) loss	(13,730)	(11,824)	—	25,554	—

Income (loss) before income tax	489	11,824	20,933	(25,554)	7,692
Provision (benefit) for income taxes	140	—	7,203	—	7,343

Net income (loss)	$349	$11,824	$13,730	$(25,554)	$349

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$86,952	$—	$80,469	$(28,140)	$139,281
Cost of goods sold	75,558	—	68,360	(28,140)	115,778

Gross Profit	11,394	—	12,109	—	23,503

Operating expenses:
Selling, general and administrative expenses and R&D	8,441	—	2,828	—	11,269
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	8,441	—	2,828	—	11,269

Operating income	2,953	—	9,281	—	12,234
Interest expense, net	5,740	—	2,563	—	8,303
Foreign exchange (gains)/losses	(144)	—	(7)	—	(151)
Other expenses (income)	119	—	(23)	—	96
Equity (income) loss	(5,552)	(5,064)	—	10,616	—

Income (loss) before income tax	2,790	5,064	6,748	(10,616)	3,986
Provision (benefit) for income taxes	70	—	1,196	—	1,266

Net income (loss)	$2,720	$5,064	$5,552	$(10,616)	$2,720

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$176,684	$—	$152,427	$(59,495)	$269,616
Cost of goods sold	148,924	—	134,934	(59,495)	224,363

Gross Profit	27,760	—	17,493	—	45,253

Operating expenses:
Selling, general and administrative expenses and R&D	16,029	—	5,917	—	21,946
In-process R&D	—	—	—	—	—
Restructuring	—	—	—	—	—
Other operating expenses	—	—	—	—	—

Total operating expenses	16,029	—	5,917	—	21,946

Operating income	11,731	—	11,576	—	23,307
Interest expense, net	12,247	—	5,053	—	17,300
Foreign exchange (gains)/losses	(120)	—	(84)	—	(204)
Other expenses (income)	119	—	(137)	—	(18)
Equity (income) loss	(6,488)	(5,783)	—	12,271	—

Income (loss) before income tax	5,973	5,783	6,744	(12,271)	6,229
Provision (benefit) for income taxes	140	—	256	—	396

Net income (loss)	$5,833	$5,783	$6,488	$(12,271)	$5,833

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2007

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$349	$11,824	$13,730	$(25,554)	$349
Adjustments to reconcile net income to netcash provided by operating activities:
Depreciation and amortization	13,293	—	9,456	—	22,749
Amortization of deferred financing charges	1,383	—	—	—	1,383
Deferred income taxes/(benefits)	90	—	(1,594)	—	(1,504)
Deferred profit sharing	—	—	191	—	191
Stock-based compensation	463	—	—	—	463
Equity (income) loss in non-guarantor subsidiaries	(13,730)	(11,824)	—	25,554	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(12,527)	—	(18,975)	26,245	(5,257)
(Increase)/decrease in inventories	(1,564)	—	(3,566)	—	(5,130)
(Increase)/decrease in other current assets	343	—	(2,063)	(24)	(1,744)
(Decrease)/increase in accounts payable	19,512	—	13,770	(26,245)	7,037
(Decrease)/increase in other current liabilities	(2,402)	—	3,464	24	1,086
Changes in other long-term assets and liabilities, net	(3,205)	—	5,041	—	1,836

Net cash provided from operating activities	2,005	—	19,454	—	21,459

Cash flows from investing activities:
Capital expenditures	(2,865)	—	(9,187)	—	(12,052)
Purchase of assets	(2,120)	—	—	—	(2,120)

Net Cash used for investing activities	(4,985)	—	(9,187)	—	(14,172)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc	—	—	(10,185)	10,185	—
Repayments from subsidiaries	10,185	—	—	(10,185)	—
Cash return of capital to parent	(9,328)	—	—	—	(9,328)
Principal payment of term loans	(8,500)	—	—	—	(8,500)

Net cash (used for) financing activities	(7,643)	—	(10,185)	—	(17,828)

Net change in cash	(10,623)	—	82	—	(10,541)
Cash and cash equivalents at beginning of period	14,687	6	14,925	—	29,618

Cash and cash equivalents at end of period	$4,064	$6	$15,007	$—	$19,077

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2006

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$5,833	$5,783	$6,488	$(12,271)	$5,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,913	—	10,859	—	22,772
Amortization of deferred financing charges	1,978	—	—	—	1,978
Deferred income taxes/(benefits)	90	—	(1,830)	—	(1,740)
Deferred profit sharing	—	—	(350)	—	(350)
Equity (income) loss in non-guarantorsubsidiaries	(6,488)	(5,783)	—	12,271	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(18,116)	—	(17,869)	36,249	264
(Increase)/decrease in inventories	(2,756)	—	3,277	—	521
(Increase)/decrease in other current assets	2,712	—	867	60	3,639
(Decrease)/increase in accounts payable	10,569	—	19,020	(36,249)	(6,660)
(Decrease)/increase in other current liabilities	(5,268)	—	(7,302)	(60)	(12,630)
Changes in other long-term assets and liabilities, net	(2,866)	—	6,623	—	3,757

Net cash provided from operating activities	(2,399)	—	19,783	—	17,384

Cash flows from investing activities:
Capital expenditures	(4,040)	—	(1,399)	—	(5,439)

Net Cash used for investing activities	(4,040)	—	(1,399)	—	(5,439)

Cash flows from financing activities:
Net change in borrowings with Innophos, Inc.	—	—	(9,000)	9,000	—
Repayments from subsidiaries	9,000	—	—	(9,000)	—
Principal payment of term loans	(19,000)	—	—	—	(19,000)

Net cash (used for) financing activities	(10,000)	—	(9,000)	—	(19,000)

Net change in cash	(16,439)	—	9,384	—	(7,055)
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$35,083	$—	$19,081	$—	$54,164

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

Overview

Innophos, Inc. is a wholly-owned subsidiary of Innophos Investments Holdings, Inc. (“Investments Holdings”), incorporated under the laws of the State of Delaware. Innophos Investments Holdings, Inc. is a wholly-owned subsidiary of Innophos Holdings, Inc. (“Holdings”) On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million. A working capital dispute relating to the August 13, 2004 closing balance sheet was settled in June 2007 with no further adjustment to the closing purchase price.

Below is a summary chart of the corporate structure of our direct subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Amount	%	Amount	%
Net sales	$151.9	100.0	$139.3	100.0
Cost of goods sold	120.0	79.0	115.8	83.1

Gross profit	31.9	21.0	23.5	16.9
Operating expenses: Selling, general and administrative	17.9	11.8	10.8	7.8
Research & Development Expenses	0.6	0.4	0.5	0.4

Operating income	13.4	8.8	12.2	8.8
Interest expense, net	7.9	5.2	8.3	6.0
Foreign exchange (gains)/losses, net	0.1	0.1	(0.2)	(0.1)
Other expense (income)	(0.2)	(0.1)	0.1	0.1
Provision for income taxes	5.1	3.4	1.3	0.9

Net income	$0.5	0.3	$2.7	1.9

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Amount	%	Amount	%
Net sales	$288.6	100.0	$269.6	100.0
Cost of goods sold	235.7	81.7	224.3	83.2

Gross profit	52.9	18.3	45.3	16.8
Operating expenses: Selling, general and administrative	28.4	9.8	21.2	7.9
Research & Development Expenses	1.1	0.4	0.8	0.3

Operating income	23.4	8.1	23.3	8.6
Interest expense, net	15.9	5.5	17.3	6.4
Foreign exchange (gains)/losses, net	—	—	(0.2)	(0.1)
Other expense (income)	(0.1)	(0.0)	—	—
Provision for income taxes	7.3	2.5	0.4	0.1

Net income	$0.3	0.1	$5.8	2.2

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2007 were $151.9 million, an increase of $12.6 million, or 9.1%, as compared to $139.3 million for the same period in 2006. Volume and mix impacts upon revenue had a positive impact of 3.9% or $5.4 million that occurred primarily in Specialty Salts and Specialty Acids. Sales price impact on revenue had a positive impact of 5.2% or $7.2 million that occurred primarily in STPP and Other Products and Specialty Salts and Specialty Acids.

The following table illustrates for the three months ended June 30, 2007 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	1.1%	4.5%	5.6%
Canada	(2.7)%	(0.9)%	(3.6)%
Mexico	12.6%	3.8%	16.4%

The following table illustrates for the three months ended June 30, 2007 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(0.8)%	(1.6)%	(2.4)%
Specialty Salts and Specialty Acids	2.0%	7.6%	9.6%
STPP & Other Products	16.9%	2.5%	19.4%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2007 was $31.9 million, an increase of $8.4 million, or 35.7%, as compared to $23.5 million for the same period in 2006. Gross profit percentage increased to 21.0% for the three months ended June 30, 2007 versus 16.9% for the same period in 2006. The change in gross profit was due to higher selling prices with a favorable impact of $7.2 million, and favorable sales volume and mix impacts upon revenue being partially offset by higher raw material, higher freight costs, and higher manufacturing costs, which had a combined favorable impact of $2.3 million. There was also a favorable impact of $0.9 million due to costs incurred during the same period in 2006 related to our planned non-annual major maintenance outage at our Geismar, Louisiana facility. Finally, there was an unfavorable impact of $2.0 million of unusual expense in the current period related to the settlement of certain taxes covering the periods 1996 to 2006 on the Company’s port facilities in Mexico.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended June 30, 2007, these costs were $18.5 million, an increase of $7.2 million, or 63.7%, as compared to $11.3 million for the same period in 2006. The variance is mainly due to $6.3 million of unusual expense incurred in the current quarter in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos. There was also a net favorable variance on all other unusual items of $1.1 million, coming from $0.4 million of secondary offering preparation costs in the current quarter compared to $1.6 million of various professional and sponsor fees in the same quarter of 2006. Operating expenses were also negatively impacted by $1.3 million of increased corporate governance costs related to internal audits and our Sarbanes Oxley compliance initiative, $0.4 million for increased commercial and R&D efforts, $0.2 million for vesting of restricted stock awards, and $0.2 million of all other costs.

Operating Income

Operating income for the three months ended June 30, 2007 was $13.4 million, an increase of $1.2 million, or 9.8%, as compared to $12.2 million for the same period in 2006. Operating income as a percentage of net sales was 8.8% for both periods.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2007 was $7.9 million, a decrease of $0.4 million, compared to $8.3 million for the same period in 2006. This decrease is due to lower interest expense of $0.7 million primarily due to the decreased debt level of our Term Loan, lower deferred financing expense of $0.1 million, which is partially offset by lower interest income of $0.4 million.

Foreign Exchange

Foreign exchange loss for the three months ended June 30, 2007 was $0.1 million compared to a gain of $0.2 million for the same period in 2006. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended June 30, 2007 was $5.1 million compared to $1.3 million for the comparable period of 2006. Income from Mexico is fully taxable, so increases in our Mexican earnings, as we had in the second quarter 2007, would normally be expected to result in increased income tax expense.

Net Income

Net income for the three months ended June 30, 2007 was $0.5 million, a decrease of $2.2 million, compared to net income of $2.7 million for the same period in 2006, due to the factors described above.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six month period ended June 30, 2007 were $288.6 million, an increase of $19.0 million, or 7.0%, as compared to $269.6 million for the comparable period in 2006. Selling price increases had a positive impact of 2.5% or $6.7 million on sales that occurred primarily in STPP and Other Products in Mexico. Volume and mix impacts upon revenue had a positive effect of 4.5% or $12.3 million which occurred across all product lines.

The following table illustrates for the six months ended June 30, 2007 the percentage changes in net sales by reportable segment compared with the comparable period in 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	0.0%	1.0%	1.0%
Canada	(2.2)%	5.9%	3.7%
Mexico	7.2%	10.3%	17.5%

The following table illustrates for the six months ended June 30, 2007 the percentage changes for net sales by major product lines compared with the comparable period in 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(1.7)%	0.7%	(1.0)%
Specialty Salts and Specialty Acids	0.4%	4.0%	4.4%
STPP and Other	10.9%	9.4%	20.3%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the six month period ended June 30, 2007 was $52.9 million, an increase of $7.6 million, or 16.8%, as compared to $45.3 million for the comparable period in 2006. Gross profit percentage increased to 18.3% for the six month period ended June 30, 2007 versus 16.8% for the comparable period in 2006. The change in gross profit was primarily due to higher selling prices which had a favorable impact of $6.7 million, as positive volume and mix impacts on revenue were essentially offset by higher raw material, freight and manufacturing costs, resulting in a net positive variance of $0.4 million. Gross profit was also positively impacted by $3.9 million from our planned non-annual major maintenance outages at our Geismar, Louisiana and Coatzacoalcos, Mexico facilities that occurred in the six month period ending June 30, 2006. Finally, gross profit was negatively impacted by unusual expenses in the current period of $1.4 million for the involuntary separation of twenty seven people and the fringe benefit buy-back program in Mexico, and a charge of $2.0 million related to the settlement of certain taxes covering the periods 1996 to 2006 on the company’s port facilities in Mexico.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the six month period ended June 30, 2007 were $29.5 million, an increase of $7.5 million, or 34.1%, as compared to $22.0 million for the same period in 2006. The variance is mainly due to $6.3 million of unusual expense incurred in the current period in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos. There was also a net favorable variance on all other unusual items of $2.6 million, coming from $0.4 million of secondary offering preparation costs in the current period compared to $3.1 million of various professional and sponsor fees in the same period of 2006. Operating expenses were also negatively impacted by $1.7 million of increased corporate governance costs related to internal audits and our Sarbanes Oxley compliance initiative, $1.0 million for increased commercial and R&D efforts, $0.5 million for vesting of restricted stock awards, and $0.7 million of all other costs.

Operating Income

Operating income for the six month period ended June 30, 2007 was $23.4 million, an increase of $0.1 million compared to $23.3 million for the comparable period in 2006. Operating income percentages decreased to 8.1% for the six month period ended June 30, 2007 from 8.6% for the comparable period in 2006, as a result of the factors described above.

Interest Expense

Net interest expense for the six month period ended June 30, 2007 was $15.9 million, a decrease of $1.4 million, compared to $17.3 million for the comparable period in 2006. This decrease is primarily due to lower interest expense of $1.5 million primarily due to the decreased debt level of our Term Loan, and lower deferred financing expense of $0.2 million, which was partially offset by lower interest income of $0.7 million. There was a favorable impact of $0.4 million in accelerated deferred financing due to our debt retirement during the same period of 2006.

Foreign Exchange

Foreign exchange gain for the six month period ended June 30, 2007 was $0.0 million, a decrease of $0.2 million, as compared to $0.2 million for the comparable period in 2006. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period-to-period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the six month period ended June 30, 2007 was $7.3 million, compared to $0.4 million for the comparable period of 2006. Income from Mexico is fully taxable, so increases in our Mexican earnings, as we had in the first six months of 2007, would normally be expected to result in increased income tax expense.

Net Income

Net income for the six month period ended June 30, 2007 was $0.3 million, a decrease of $5.5 million, compared to a net income of $5.8 million for the comparable period in 2006, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Net Sales % Change
Segment Net Sales
United States	$84,051	$79,625	5.6%
Mexico	60,374	51,888	16.4%
Canada	7,487	7,768	(3.6)%

Total	$151,912	$139,281	9.1%

Segment Operating Income
United States	$(3,035)	$3,044
Mexico	15,194	9,033
Canada	1,309	157

Total	$13,468	$12,234

Segment Operating Income % of net sales
United States	(3.6)%	3.8%
Mexico	25.2%	17.4%
Canada	17.5%	2.0%

	Six months ended June 30, 2007	Six months ended June 30, 2006	Net Sales % Change
Segment Net Sales
United States	$160,178	$158,589	1.0%
Mexico	113,413	96,560	17.5%
Canada	15,001	14,467	3.7%

Total	$288,592	$269,616	7.0%

Segment Operating Income
United States	$(2,397)	$11,731
Mexico	23,147	10,596
Canada	2,731	980

Total	$23,481	$23,307

Segment Operating Income % of net sales
United States	(1.5)%	7.4%
Mexico	20.4%	11.0%
Canada	18.2%	6.8%

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Segment Net Sales:

In the United States net sales increased 5.6% for the three months ended June 30, 2007 when compared with the same period in 2006. Selling prices increased sales 1.1%, mainly in Specialty Salts and Specialty Acids. Volume and mix impact upon revenue was an increase of 4.5% with positive variances across all product lines.

In Mexico net sales increased 16.4% for the three months ended June 30, 2007 when compared with the same period in 2006. Selling prices increased sales 12.6%, primarily in STPP & Other Products. Volume and mix impact upon revenue was an increase of 3.8%, primarily in Specialty Salts and Specialty Acids.

In Canada net sales decreased 3.6% for the three months ended June 30, 2007 when compared with the same period in 2006. Selling price decreased sales 2.7%, with negative variances across all product lines. Volume and mix impact upon revenue was a decrease of 0.9%, primarily in STPP and Other Products.

Segment Operating Income % of Net Sales:

There was a 7.4% decrease in the United States for the three months ended June 30, 2007 compared with the same period in 2006. This was mainly due to the costs incurred for the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos, as well as increased corporate governance costs.

The 7.8% increase in Mexico for the three months ended June 30, 2007 compared with the same period in 2006 is due to increased selling prices, and increased volume and mix impacts upon revenue which were partially offset by increased raw material prices, and increased costs of $2.0 million related to settlement of certain taxes covering the periods 1996 to 2006 on the company’s port facilities in Mexico.

The 15.5% increase in Canada for the three months ended June 30, 2007 compared with the same period in 2006 is due to favorable impacts from lower manufacturing costs including depreciation and amortization expense which exceeded negative impacts from lower sales revenue.

During the three month period ending June 30, 2007 depreciation and amortization expense was $6.4 million in the United States, $0.4 million in Canada, and $4.4 million in Mexico.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Segment Net Sales:

In the United States net sales increased 1.0% for the six months ended June 30, 2007 when compared with the same period in 2006. Selling prices had no impact on sales. Volume and mix impact upon revenue was an increase of 1.0%, primarily in Purified Phosphoric Acid.

In Mexico net sales increased 17.5% for the six months ended June 30, 2007 when compared with the same period in 2006. Selling prices increased sales 7.2%, primarily in STPP & Other Products. Volume and mix impact upon revenue was an increase of 10.3%, primarily in STPP & Other Products and Specialty Salts and Specialty Acids.

In Canada net sales increased 3.7% for the six months ended June 30, 2007 when compared with the same period in 2006. Selling price decreased sales 2.2% with negative variances across all product lines. Volume and mix impact upon revenue was an increase of 5.9%, primarily in Specialty Salts and Specialty Acids.

Segment Operating Income % of Net Sales:

The 8.9% decrease in the United States for the six months ended June 30, 2007 compared with the same period in 2006 is mainly due to the costs incurred in the current period for the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos, as well as increased corporate governance costs, as selling prices and sales volume/mix have had minimal impacts on profits.

The 9.4% increase in Mexico for the six months ended June 30, 2007 compared with the same period in 2006 is due to favorable selling prices and higher volume and mix impacts upon revenue partially offset by the increased cost associated with the involuntary separation of 27 personnel and the fringe benefit buy-back program, and expense of $2.0 million related to settlement of certain taxes covering the periods 1996 to 2006 on the company’s port facilities in Mexico. There was a favorable impact due to costs incurred in the same period of 2006 associated with the planned non-annual sulfuric acid maintenance outage that occurred at our Coatzacoalcos facility.

The 11.4% increase in Canada for the six months ended June 30, 2007 compared with the same period in 2006 is due to positive volume and mix impacts upon revenue, and lower manufacturing costs including depreciation and amortization expense which exceeded slightly lower selling prices.

During the six month period ending June 30, 2007 depreciation and amortization expense was $13.3 million in the United States, $0.7 million in Canada, and $8.7 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Six months ended June 30, 2007	Six months ended June 30, 2006
Operating Activities	$21.5	$17.4
Investing Activities	(14.2)	(5.4)
Financing Activities	(17.8)	(19.0)

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net cash provided by operating activities was $21.5 million for the six months ended June 30, 2007 as compared to $17.4 million for the same period in 2006, an increase of $4.1 million. The increase in operating activities is due to favorable changes of $10.9 million in net working capital, and $0.6 million in non-cash items affecting net income which is partially offset by unfavorable changes of $5.5 million in net income, as described earlier, and $1.9 million in non-current accounts.

Non-cash items affecting net income were favorable by $0.6 million primarily due to increased deferred profit sharing expense.

Changes in non-current accounts had an unfavorable impact on cash of $1.9 million. This was mainly due to increased long term liabilities in 2006 which were mostly pension related.

The change in net working capital is a use of cash of $4.0 million in 2007 compared to a use in 2006 of $14.9 million, a decrease in the use of cash of $10.9 million. Increases in accounts payable and other liabilities in 2007 were relatively close to the increases in accounts receivable, inventory and other assets, leading to the $4.0 million use of cash. In 2006, reductions in accounts payable and other liabilities far exceeded the reductions in accounts receivable, inventory and other assets, leading to the $14.9 million use of cash.

Net cash used for investing activities was $14.2 million for the six months ended June 30, 2007, compared to $5.4 million for the same period in 2006, an increase in the use of cash of $8.8 million. This is mainly due to increased capital spending related to the cogeneration project in Coatzacoalcos, Mexico, and the purchase of certain assets from Rhodia related to the early cancellation of our 2004 ten-year “pharma” sales agency agreement.

Net cash from financing activities for the six months ended June 30, 2007 was a use of $17.8 million, compared to a use of $19.0 million in for the same period in 2006, a decrease in the use of cash of $1.2 million. This is due to $10.5 million lower Term Loan principal payments in 2007 partially offset by $9.3 million of capital returned to our parent in 2007.

On April 16, 2007 Innophos Holdings, Inc. issued $66.0 million of 9.5% Senior Unsecured notes due 2012 which had net proceeds of $64.4 million after fees. The proceeds plus approximately $0.5 million of cash on hand were used for full redemption of the $60.8 million Floating Rate Senior notes issued by Innophos Investments Holdings, Inc. and to pay related expenses.

The Company and the Union in Mexico reached an agreement, which was ratified by the Union on March 27, 2007. As a result, the Company paid approximately $0.9 million for the severance and benefits for the elimination of 27 personnel and approximately $0.5 million for benefit reductions for continuing employees, all in the second quarter of 2007.

	Years ending December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Senior credit facility (1)	140,500	723	1,446	35,431	102,900	0	0
2004 Senior Subordinated Notes Due 2014 (2)	318,577	16,863	16,862	16,863	16,862	16,863	234,264
Future service pension benefits	6,737	368	419	499	570	619	4,262
Other (3)	516,637	42,851	44,801	44,801	44,801	44,801	294,582
Operating leases	20,789	4,532	3,736	3,193	2,764	2,178	4,386

Total contractual cash obligations	1,003,240	65,337	67,264	100,787	167,897	64,461	537,494

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $10.0 million assuming a 7% interest rate. The Company made a prepayment of $8.0 million on March 30, 2007 and a $0.5 million payment on June 29, 2007. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has no amount outstanding as of June 30, 2007. The Company has issued approximately $4.1 million of letters of credit under the sub-facility which reduces the available credit to $45.9 million.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018.

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

At June 30, 2007, we had $190 million principal amount of fixed-rate debt and $190.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. Based on $140.5 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.4 million per year. In addition, Innophos Holdings, Inc. has $66.0 million of senior unsecured notes. These senior unsecured notes are not included in the consolidated results of Innophos, Inc. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

We do not currently hedge our commodity or currency rate risks. In April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with rate caps of 7%, one with a referenced index based on a three month LIBOR expiring in April 2009 and one based on a one month LIBOR expiring in April 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

As of June 30, 2007, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting. The year ending December 31, 2007 annual report will not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the year ending December 31, 2007 annual report. We have a substantial effort underway to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Mexican CNA Water Tax Claims

On November 1, 2004 Innophos Fosfatados, received notice of the Fresh Water Claims from the CNA relating to extraction and use of fresh water at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, the claims total approximately $30.9 million at current exchange rates as of July 25, 2007, including basic charges of $10.7 million for interest, inflation and penalties.

Management believes that Innophos Fosfatados has valid bases for challenging the CNA Fresh Water claims, and we are vigorously defending that matter as well.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all Fresh Water Claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. On November 3, 2005, Innophos Fosfatados filed an appeal with the Mexican Federal Court of Fiscal and Administrative Justice. It is not known when our appeal of the Fresh Water Claims will be decided by the court.

Rhodia Indemnification. Under the terms of the Rhodia Agreement according to which our business was purchased, we believe we are entitled to be indemnified fully against a number of contingencies, including claims for Taxes (as defined in the Rhodia Agreement) such as those asserted by the CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for periods after 2002. Rhodia has acknowledged its responsibility for the Fresh Water Claims, but under a different indemnification obligation, asserting that the applicable indemnification is for breach of representations and warranties, which would subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a limit of $79.5 million above that. Nevertheless, Rhodia has assumed control of the defense of the CNA claims.

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. On June 13, 2005, the court granted us summary judgment, declaring that the CNA claims were Taxes under the Rhodia Agreement and that Rhodia was obligated to provide any necessary security to guarantee the claims to the Mexican government. Rhodia appealed the decision to the Appellate Division, First Department, which affirmed the lower court’s rulings in our favor on March 22, 2007. Rhodia then filed for leave to appeal to New York’s highest court, the Court of Appeals, on the issue of the CNA claims as “Taxes.” On May 29, 2007, Rhodia’s motion was granted. Briefing and argument are scheduled for the fall of 2007. Rhodia did not seek an appeal on the issue of its responsibility for security.

Further Proceedings. A final determination of the CNA Fresh Water matter may require appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us, we could be required to pay a judgment for the entire amount claimed.

If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future. Management estimates that such charges would be approximately $8.5 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. We believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, and for post-closing losses caused by breaches of covenants, which we have claimed.

Based upon advice of counsel and our review of the CNA Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses in recent fiscal years. As a result, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999, the Salt Water Claims, totaling approximately $107 million (including interest, inflation and penalties), was recently nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, which was determined by order of the same court to be final and unappealable as of July 10, 2007.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to the PAMCAR Agreement which required specified improvements at the Coatzacoalcos plant to be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to its compliance, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties, taxes and related charges that normally would have have been payable. On January 10, 2005, after bringing on line newly installed water recycling equipment, Innophos Fosfatados notified the CNA of its position that it complied with the applicable requirements of the PAMCAR Agreement as of December 31, 2004.

Innophos Fosfatados’ waste water discharges had been the subject of an earlier study by the National University of Mexico, which concluded in October 2004 that the discharges did not adversely affect the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise upward the discharge limits which its operations (including as improved by the water recycling installation) could satisfy. In 2005, Innophos Fosfatados received a new Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of July 25, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.2 million at current exchange rates as of July 25, 2007. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of June 30, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the SCT related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and, in response to the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title, in June/July 2007, we completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which is included in cost of goods sold in the three months ended June 30, 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not “Taxes” as defined under the Rhodia Agreement and that otherwise there are defenses to the SCT claims. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The SCT related claims are considered a gain contingency and therefore no receivable has been recorded as of June 30, 2007.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

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

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, the FDA, and the USDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters.

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of EPA, and have responded to those concerns by explaining how in our judgment our operations meet applicable regulations or exclusions. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. We have provided the requested information in a timely manner. Nevertheless, if EPA were to issue notices of violation and it were determined finally that our operations at Geismar were out of compliance, we might have to pay fines and penalties and invest in remedial facilities to achieve compliance, developments that, in the aggregate, could be material to our operations. If the same were to occur at our acid supplier’s interconnected plant at Geismar, it is possible that its operations could be interrupted for an extended time while it sought to achieve compliance, the impact of which events could also be material to our operations, as our Geismar facility cannot operate economically under current market conditions without raw materials from the supplier’s interconnected plant. Depending upon the facts, circumstances and developments arising from any non-compliance, our long-term raw materials supply contract at Geismar may be adversely affected, and its provisions may not afford us full relief against losses we may suffer.

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

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. In 2006, Washington State enacted legislation of that type, to be effective in several counties in 2008 and state-wide in 2010. Maryland, Minnesota and Vermont have also recently enacted similar legislation effective in 2010, and comparable bills are being considered by the legislatures of several other states. In 2007, the trade association that includes major manufacturers of consumer automatic dishwashing detergents began actively to support these efforts, increasing the likelihood they will become widespread. This trend and related changes in consumer preferences could have a significant impact on our business to the extent we are not able to react in a timely and adequate manner to our customers’ reformulations of automatic dishwashing detergent products and resulting market changes by adjusting our sales and manufacturing plans. Furthermore, although already banned in home laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban for use in home laundry detergents may not be implemented in some or all of these Latin American markets in the future, although the geological and hydrological conditions (i.e., river and lake regions) differ substantially from the U.S. Additional laws or regulations focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. Such a ban, if instituted in multiple jurisdictions or throughout the U.S., could have significant impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer dated August 10, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 10, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated August 10, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated August 10, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director (Principal Executive Officer)
Dated: August 10, 2007

INNOPHOS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 10, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 10, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 10, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated August 10, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated August 10, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002