Form 10-K
period 2007-12-31
Innophos, Inc.
filed 2008-03-24
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐            Accelerated Filer    ☐            Non-accelerated filer    ☒            Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 1, 2008, the registrant had 1,000 shares of Common Stock outstanding.

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

Unless the context otherwise indicates, all references in this report to the “Company,” “Innophos,” “we,” “us” or “our” or similar words are to Innophos, Inc. and its consolidated subsidiaries. Innophos, Inc. is a Delaware corporation and was incorporated July 15, 2004.

PART I

ITEM 1.	BUSINESS

Our Company

Innophos, Inc., an indirect wholly-owned subsidiary of Innophos Holdings, Inc. (“Holdings”), is a leading North American producer of specialty phosphates. Most specialty phosphates are highly customized, application-specific compounds that are engineered to meet customer performance requirements. Specialty phosphates are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, specialty phosphates act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and cleaning agents in toothpaste.

Our products are essential to the performance of our customers’ end products and require significant development, engineering and testing. In the case of food, beverage and pharmaceutical excipients, our production facilities must comply with the stringent standards of the U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA. We maintain long-standing relationships, most spanning decades, with a number of blue-chip customers. We work closely with these and our other customers to design customized products that meet application-specific performance and quality requirements. Customers are often reluctant to switch specialty phosphate suppliers due to the low cost of specialty phosphates relative to customers’ total product cost, and the high functional value of specialty phosphates in customers’ products. In addition, new suppliers face significant barriers to entry related to capital cost and logistics. For example, we estimate that building a large-scale specialty phosphate facility similar to our Coatzacoalcos, Mexico facility would require capital investment in excess of $300 million and would require three-to-four year lead times. Furthermore, high transportation costs and the logistical challenges of providing just-in-time delivery limit the ability of many imported products to service the North American marketplace effectively.

Innophos commenced operations as an independent company in August 2004 after purchasing the North American specialty phosphates business from affiliates of Rhodia, S.A. under an Agreement of Purchase and Sale dated as of June 10, 2004, or the Rhodia Agreement. In November 2006, Holdings completed an initial public offering and listed their Common Stock for trading on the NASDAQ Stock Market.

For the years ended December 31, 2007 and 2006, we generated net sales of $579.0 million and $541.8 million, respectively.

Our Product Lines

We have three principal product lines: (i) Specialty Salts and Specialty Acids, (ii) Purified Phosphoric Acid, and (iii) Technical Sodium Tripolyphosphate (STPP) & Other Products. Our products serve diverse end-use markets which historically have exhibited stable demand growth. These markets are also characterized by a high degree of customer loyalty due to the technical complexity of our customized formulations as well as the significant production disruption and costs certain of our customers would likely experience if they were to switch to another supplier.

Our three product lines are highlighted below:

Specialty Salts and Specialty Acids:

•

Specialty Salts are used in food, beverage and pharmaceutical applications, for example as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients, and cleaning agents in toothpaste as well as to control lead in water treatment systems.

•	Specialty Acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

Purified Phosphoric Acid:

Purified Phosphoric Acid is used as an input to Specialty Salts and Specialty Acids and also in water and metal treatment applications.

Technical Grade Sodium Tripolyphosphate (STPP) & Other Products:

•	STPP is used in detergent applications such as automatic dishwashing, commercial/industrial detergents and (outside the U.S.) home laundry detergents.

•	Other Products include phosphate fertilizers produced in Mexico primarily as co-products of manufacturing Purified Phosphoric Acid.

Our Industry

The marketplaces for each of our product lines have seen consolidation to two primary suppliers and several secondary suppliers. We consider the two key suppliers in each product category to be: (i) our Company and Israel Chemicals Limited, or ICL, which acquired Astaris in 2005, in Specialty Salts and Specialty Acids; (ii) our Company and Potash Corporation of Saskatchewan Inc., or PCS, in Purified Phosphoric Acid; and (iii) our Company and Quimir in Technical STPP. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce Purified Phosphoric Acid (PPA): (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into purified phosphoric acid (PPA) is a technically complex and capital-intensive process.

The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore electricity intensive, while phosphoric acid made by the purified wet acid process requires the use of significant amounts of sulfuric acid. Naturally, the relative overall costs of the two methods depend on the availability and cost of their component processes, electricity and coke for the former and sulfur for the latter. Purified phosphoric acid is reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts or STPP as required. We currently use purified acid manufactured via the wet acid process for nearly all of our Specialty Salts and Specialty Acids manufacturing needs.

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

The table below presents a list of the main Specialty Salts and Specialty Acids sold by us in 2007:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizers products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid, High Purity)	Additive improving performance properties of asphalt; electronic applications.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Calcium Acid Pyrophosphate (“CAPP”), Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

Each salt or acid derivative typically has a number of different applications and end uses. For example, DCP can be used both as a leavening agent in bakery products and as an abrasive in oral care products. However, several food grade salts are unique to the end user in their particular finished product application. Manufacturers often work directly with customers to tailor products to their required specifications.

Our major competitor in the downstream Specialty Salts and Specialty Acids is ICL Performance Products.

Purified Phosphoric Acid

Purified Phosphoric Acid (PPA) is a higher-purity form of phosphoric acid, distinct from the agricultural-grade merchant green phosphoric acid used in fertilizer production. PPA is used to manufacture specialty phosphate salts and acids and is also used directly in beverage applications as a flavor enhancer and in water treatment applications. End-user sales are made primarily to carbonated soft drink beverage producers, potable and industrial water treatment facilities, and to capital goods manufacturers for pre-coating metal treatment. We also sell PPA in the merchant market to third-party phosphate derivative producers.

Our major competitor in PPA is PCS, a global fertilizer company for which specialty phosphates represents only a small part of its business. We consume the majority of our PPA production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. To the best of our knowledge, PCS does not have any downstream industrial phosphate derivative production capacity, other than a small potassium phosphate salt unit which primarily operates under a contract manufacturing arrangement.

STPP & Other Products

STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products, including automatic dishwasher detergents, industrial and institutional cleaners and (outside the U.S.) home laundry detergents. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. Over 90% of the end use market for STPP is derived from consumer product applications.

Other Products primarily include phosphate fertilizers produced in Mexico chiefly as co-products of manufacturing PPA.

Our major competitor in STPP is Quimir, which is a part of the Grupo Kuo S.A.B. de C.V. group in Mexico. Quimir produces STPP at three manufacturing locations in Mexico.

Consolidation and Capacity Changes

Consolidation has been most significant in the Specialty Salts and Specialty Acids market. The following table summarizes the U.S. phosphate industry consolidation since 1991:

Year	Industry Developments

1991	OxyChem acquired by FMC Corp. Olin acquired by A&W and PCS

1994	A&W and Troy (Mexico) formed 50:50 joint venture

1997	PCS acquired Arcadian (Geismar); Monsanto spun off Solutia, its specialty phosphate division

1998	Rhodia spun off from Rhône-Poulenc

2000	Rhodia acquired A&W’s phosphates business and in accordance with Federal Trade Commission or FTC mandate, PCS acquired remaining 50% of Aurora purified wet acid capacity from Rhodia. PCS and Rhodia signed an 18-year contract for supply of purified wet acid; FMC Corp. and Solutia Inc. merged their specialty phosphates business to form Astaris LLC, a 50:50 joint venture between the two parents; and under an FTC mandate, Astaris sold its Augusta, Georgia plant to Prayon.

2004	ThermPhos International B.V. acquired Rhodia’s European specialty phosphates business. Innophos acquired Rhodia’s North American specialty phosphates business.

2005	ICL acquired Astaris

In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major specialty phosphate product categories. In 2001, Rhodia closed its plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In 2003 and 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming.

In June 2006, PCS started up a fourth PWA based purified phosphoric acid production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.

Penetration from Imports

Over the past several years we estimate that imports have accounted for approximately 10% of the North American specialty phosphate market. Recently however, the competitiveness of imports has been adversely affected by a number of factors, including increased ocean freight and transfer costs, higher energy and raw material costs and a weak US Dollar which reduces the attractiveness of imported goods.

The following are the primary importers of purified phosphoric acid products and derivatives into North America: (i) Prayon and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for purified phosphoric acid, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various Chinese, European, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Thermphos, Prayon and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP. In January 2007, Thermphos announced the sale of its European calcium phosphate business to Budenheim which is expected to increase capacity utilization.

A substantial concern with imports from certain regions where enterprises operate in different regulatory and economic systems than Innophos has been over unfair pricing. In February 2007, we filed an antidumping case against Chinese imports of SHMP, a product that represented approximately 3% of our 2007 sales revenue. The petition, which was filed jointly with ICL Performance Products, the only other domestic U.S. producer still maintaining production, was investigated by the U.S. Commerce Department which found in favor of the petitioners and, in January 2008, assessed duties ranging from 92% to 188% against products specified in our complaint. The decision was unanimously upheld by the U.S. International Trade Commission in February 2008. As a result, duties are being imposed upon Chinese imports to neutralize the effects of SHMP products being sold in U.S. markets at less than fair value.

Our Customers

Our customer base is principally composed of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various soaps and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years.

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

Our Suppliers

Our purchases range from basic phosphate rock to end-products used directly for resale through tolling arrangements with other manufacturers of phosphates. However, most of our purchases are basic inputs. As a result, we have placed significant emphasis on securing stable relationships with key suppliers to ensure timely and cost effective delivery of raw materials to our North American manufacturing facilities. We have secured the supply of our key raw materials, specifically sulfur, sulfuric acid, phosphate rock, agricultural grade phosphoric acid (MGA) for PPA production and PPA itself for downstream salt production, through long-term agreements with large, reputable suppliers such as PCS, Office Cherifen des Phosphates, or OCP, Rhodia and PEMEX (Mexican state owned oil firm).

Raw Materials and Energy

We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (MGA), purified phosphoric acid (PPA), natural gas and electricity. In 2007, raw materials, energy and other variable costs represented more than half of our net sales. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material or energy prices. We are not integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is a major risk of our business. See Item 1A “Raw Materials Availability and Pricing” of this Report Form 10-K.

Phosphate Rock. Phosphate rock is essential to our production of Purified Phosphoric Acid in Mexico. We have a long-term agreement with OCP, for the supply of phosphate rock to secure this input. The price we pay OCP under this contract is settled annually based on parameters established in the contract. Those factors are driven primarily by demand conditions in the much larger, global fertilizer market.

Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid. Sulfuric acid is a key raw material used in the production of merchant green acid. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Rhodia and PEMEX, respectively.

Merchant Green Acid. MGA may be used for the production of purified phosphoric acid, the main raw material for the creation of our downstream salts and acids. We purchase merchant green acid for processing at our Geismar, LA facility through a long-term agreement with PCS.

Purified Phosphoric Acid. The key raw material input for all of our downstream Specialty Salt and Specialty Acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract.

Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments such as the co-generation project for our Coatzacoalcos Plant commissioned into service in March 2008.

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

We practice a collaborative, customer-driven approach to developing new products, applications and processes. Through regular direct contact with our key customers, as well as selected joint partnership agreements, our scientists and development personnel become aware of evolving customer needs as early as possible. As an example of this process, we have developed and marketed a new line of calcium phosphates for the beverage industry that provides a completely clear product, does not affect taste, and allows our customers to make a calcium label claim. Over the last five years, we have filed 19 US patents and introduced 12 new products into the market.

Our research and development expenditures were $2.0 million, $1.7 million and $2.2 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Environmental and Regulatory Compliance

Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent FDA or USDA good manufacturing practices as well as the quality requirements of our customers. In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.

We are undertaking certain non-material capital improvements at our Chicago Heights, Illinois plant in order to continue to meet or exceed certain manufacturing standards requested by our customers and in order to anticipate possible future regulatory requirements of foreign nations.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. We could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns and EPA’s follow up questions in 2007 by explaining how in our judgment our operations meet applicable regulations or exemptions.

As part of its enforcement efforts, EPA has sought civil penalties from phosphate manufacturers for claimed violations of hazardous waste regulations, and, from time to time, has referred these matters to the DOJ for possible litigation. On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred a civil case to the DOJ regarding our Geismar operations, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate hazardous waste regulations under the Resource Conservation and Recovery Act, or RCRA, by failing to manage certain hazardous wastes appropriately. The letter states that EPA/DOJ intends to seek unspecified civil penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. As we believe the agencies have failed to consider properly the basis of why we maintain our Geismar operations are compliant, we intend to meet with them promptly to review the matter and take other action necessary to defend against unwarranted enforcement action.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2007.

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to August 13, 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

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

We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation/employer’s liability, product liability, fiduciary and other coverages. We seek to maintain coverages consistent with market practices and required by those with whom we do business. We believe that we are appropriately insured for the insurable risks associated with our business.

Employees

As of December 31, 2007, we had approximately 1,045 employees, of whom 634 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2011 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 15, 2010 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2008 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304 through April 30, 2008 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Similares y Conexos de la República Mexicana, Mexico facility. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2008.

Executive Officers

The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	52	Chief Executive Officer and Director
Richard Heyse	45	Vice President and Chief Financial Officer
William Farran	58	Vice President, General Counsel and Corporate Secretary
Charles Brodheim	44	Corporate Controller
Louis Calvarin	44	Vice President—Operations
Mark Feuerbach	49	Vice President—Treasury, Financial Planning & Analysis
Joseph Golowski	46	Vice President—Sales
José González	59	General Director—Innophos Mexicana S.A. de C.V.
Wilma Harris	62	Vice President—Human Resources
Russell Kemp	50	Vice President—Research & Development
Michael Lovrich	54	Vice President—Supply Chain
Mark Thurston	48	Vice President—Specialties
Alfredo Celis Toussaint	39	Finance Director—Innophos Mexicana S.A. de C.V.
Timothy Treinen	57	Vice President—Performance Chemicals

Biographical Material

Randolph Gress is Chief Executive Officer and Director of Innophos. Mr. Gress joined Rhodia in 1997 and became Vice President and General Manager of the sulfuric acid business. He was named global President of Specialty Phosphates (based in the U.K.) in 2001. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in the Chemical Products, Phosphorus Chemicals and Corporate Development groups. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School.

Richard Heyse is Vice President and Chief Financial Officer of Innophos. Mr. Heyse joined Innophos in April, 2005, from Eastman Chemical Company, where he was a Division Controller and led the financial team for Eastman’s specialty chemicals and specialty polymers businesses, which had approximately $3.5 billion in annual revenues. Mr. Heyse held this financial position within Eastman Chemical Company from March 2001 to April 2005. Prior to his employment with Eastman, Mr. Heyse held various positions in Finance, IT, and Engineering with Koch Industries, Eaton Corporation and International Paper. Mr. Heyse earned a B.S. in Mechanical Engineering from Purdue University and an M.S. in Industrial Administration from Carnegie Mellon University.

William Farran is Vice President, General Counsel and Corporate Secretary of Innophos. Prior to joining Innophos, Mr. Farran was Assistant General Counsel of Rhodia, Inc., providing and managing a wide range of legal services to various Rhodia North American enterprises. Prior to joining Rhodia in 1987, Mr. Farran was Senior Counsel for UGI Corporation, Valley Forge, PA, and an associate with Morgan, Lewis & Bockius, Philadelphia, PA. Mr. Farran earned his B.S. in Economics from the Wharton School, University of Pennsylvania and his J.D. from Case Western Reserve University. He is a member of the bars of the Supreme Court of Pennsylvania and the Supreme Court of the United States.

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

José González is General Manager—Mexico Operations of Innophos. Mr. González has a Chemical Engineering degree from Universidad Iberoamericana in Mexico City and currently resides in Mexico City where he was born. He first joined Troy Industries (which became known as Albright & Wilson Troy de Mexico and was acquired by Rhodia in 2000) in September 1992 as a Development Director; in 1997 he was appointed Planning & Logistics Director; and in 1998 he was promoted to Commercial Director. Mr. Gonzalez joined Innophos in August 2004 as part of its acquisition of Rhodia’s Mexican phosphates business, and since April 2005, he has served as General Director. Prior to his employment at Troy, Mr. González worked at Monsanto, Resistol and Aquanova in technical and management positions.

Wilma Harris is Vice President—Human Resources of Innophos. Ms. Harris joined Rhodia in 1986 as Human Resource Manager for the Agricultural Products business located in Research Triangle Park, NC. Since that time she has held various positions in corporate, shared services and business human resources and information technology. She was named Vice President—Human Resources for Innophos in August 2004. Prior to joining Rhodia, Ms. Harris worked for Union Carbide Corporation in several labor relations and research and development positions. She holds B.S. and M.P.A. degrees from the University of West Virginia and Marshall University and Masters Degrees in Theological Studies and Divinity from New Brunswick, NJ Theological Seminary.

Russell Kemp is Vice President—Research & Development of Innophos. Mr. Kemp joined Rhodia in 1989, first holding several manufacturing management jobs, fulfilling a business management role from 1998 through 2004 and Business Manager of STPP from 2004 through 2007. Previously, he worked as a process and production engineer at Monsanto. Mr. Kemp earned a BS in Chemical Engineering from the Colorado School of Mines and an MBA from Southern Illinois University – Edwardsville.

Michael Lovrich is Vice President—Supply Chain of Innophos. Mr. Lovrich joined Innophos in August, 2007 from Coach, Inc., where he served as Vice President, Supply Chain from 2004 through 2007 for that specialty leather and women’s accessories manufacturer. Prior to his tenure with Coach, Mr. Lovrich was with Engelhard Corporation where he held various positions in Supply Chain Operations and Information Technology focusing on leading several supply chain transformation initiatives. Prior to Engelhard, Mr. Lovrich held positions with Fisher Scientific, Thompson Medical and Becton-Dickinson. Mr. Lovrich earned his B.A. in History from William Paterson College and his MBA from New York University Stern School of Business.

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

Alfredo Celis Toussaint became Finance Director of our wholly-owned subsidiary, Innophos Mexicana S.A. de C.V., in October 2004. Before joining Innophos, Mr. Celis served for three years as Finance Manager for the Latin American and European operations of The Quaker Oats Company. Prior to this assignment Mr. Celis was Financial Planning Manager and Plant Controller for Quaker’s Gatorade business in México, prior to which he held various finance roles in Quaker. Mr. Celis earned a CPA and Corporate Finance degree from ITAM (Instituto Tecnológico Autónomo de México).

Timothy Treinen is Vice President—Performance Chemicals of Innophos. Mr. Treinen joined Rhodia in 2000 as the Global Asset Director, Acid and has been a Business Director of Performance Chemicals since February 2004. Prior to joining Rhodia, Mr. Treinen spent thirteen years at Albright & Wilson where he worked as a Vice President and General Manager of Industrial Chemicals from 1994 to 2000. Previously, Mr. Treinen worked at Tenneco Inc. in the finance department in various capacities including strategic planning, plant controller and accounting manager. Mr. Treinen earned a B.B.A. in Accounting from the University of Iowa.

Available Information

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Innophos also makes available free of charge through its website (www.innophos.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 1A.	RISK FACTORS

Investing in our company involves a high degree of risk of varying origins, including from our operations, financings and corporate structure. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Operations

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, merchant green acid, purified phosphoric acid and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. The Company may enter into sales contracts where the selling prices for our products are fixed for a period of one year, exposing us to volatility in raw materials prices that we acquire on a spot market basis.

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is mainly driven by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile, and both of which escalated rapidly during 2007 and into 2008. We obtain phosphate rock from OCP, a state-owned mining company in Morocco, and our supply of that material could be affected by capacity constraints, political unrest or weather conditions in the areas where our supplier operates. Furthermore, we are currently in negotiations with OCP regarding our phosphate rock pricing and supply for 2008 and beyond, under our supply agreement. Pending such discussions, we have reached agreement upon an interim price for 2008, but we cannot guarantee that the final price for 2008 would not differ materially from the agreed interim pricing we are currently paying. In the event we cannot reach agreement with OCP, our agreement provides a dispute resolution process involving binding arbitration.

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

Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or to overcome unanticipated interruptions in their own sources of supply from force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs in our operations or our inability to properly maintain our existing level of operations. A planned outage at our Coatzacoalcos, Mexico facility in the fourth quarter of 2007, for example, had to be extended as a result of incidents disrupting our supplier’s petroleum distribution network that, in turn, reduced sulfur extraction activities and delivery to local sulfuric acid producers at a time when we were unable to make up the shortfall from other sources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2007 compared to the Year Ended December 31, 2006” in our Form 10-K.

Supplier Contract Concentration

Our business activities depend on long-term or renewable contracts to supply materials or products. In particular, we rely to a significant degree on single-source supply contracts and some of these contractual relationships may be with a relatively limited number of suppliers. Although most of our supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year, one or more of these contracts may come up for renewal. In addition, from time to time, we enter into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain duration. If we experience delays in delivering contracted production, we may be subject to contractual liabilities to the buyers to whom we have promised the products.

Competitive Factors

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. In addition, in some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have an adverse impact on our competitive position. Expansions, such as the startup of a fourth production train of purified phosphoric acid by PCS in 2006, ICL’s ammonium phosphates plant in Israel, and others as they may develop, such as Budenheim’s recently announced plans to build a blending facility in the U.S., could have a negative impact on our competitive position.

From time to time, we have experienced pricing pressure, particularly from significant customers and often coincident with periods of overcapacity, in the markets in which we compete. In the past, we have taken steps to reduce costs and resist possible price reductions by structuring our contracts and developing strong non-price related customer service relationships. However, price reductions in the past have adversely affected our sales and margins, and if we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures and other means, we may be subject to those same effects in the future.

Reliance on Rhodia

We depend on Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities whether asserted or yet to be asserted. However, Rhodia has experienced financial difficulties in recent years, and recently stated they were under significant margin pressure due to increasing costs of raw materials. There is no assurance that, even if Rhodia accepts those obligations, it will be able to fund them when, as and if required. In February 2008, New York State’s highest court affirmed a declaratory judgment we won in a New York court holding Rhodia liable for taxes asserted by the Mexican National Waters Commission, or CNA, for fresh water extraction, or Fresh Water Claims, at our Coatzacoalcos, Mexico facility dating back to the period 1998-2002. The Fresh Water Claims amount to approximately $31.3 million (inclusive of interest, inflation and penalties, at current exchange rates) and are currently being contested in Mexican tax court proceedings. We cannot be sure that, if those proceedings are decided in favor of the CNA, the Fresh Water Claims or other claims we have made (or will make) against Rhodia can be satisfied by it, or recovered through actions to attach Rhodia’s assets in the U.S. As a result, we may have to pay CNA expenses from our own resources. We also depend on Rhodia’s ability to fulfill its responsibilities under certain operating arrangements, including the sulfuric acid supply agreement providing feedstock to the interconnected PCS facility supplying MGA at our Geismar plant. Adverse financial developments affecting Rhodia’s continued performance under its supply agreement with Innophos could require us to provide replacement sulfuric acid, if available, at significantly higher market prices than provided in the contract with Rhodia. Depending on the size and timing of the items involved, our results of operations and financial position may be adversely affected if we have to do so.

Environmental, Safety, and Production and Product Regulations or Concerns

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

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, it conducted a multi-media inspection and in 2005 it followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by EPA under its hazardous waste regulations. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. On March 20, 2008, we received a letter from the DOJ advising us that EPA had referred a civil case to that agency alleging certain violations of RCRA hazardous waste regulations at our Geismar, Louisiana facility. If it were determined finally that our operations at Geismar were out of compliance, we might have to pay fines and penalties and invest in remedial facilities to achieve compliance, developments that, in the aggregate, could be material to our operations. If the same were to occur at our acid supplier PCS’ (Potash Corporation of Saskatchewan) interconnected plant at Geismar, it is possible that its operations could be interrupted for an extended time while it sought to achieve compliance, the impact of which could also be material to our operations, as our Geismar facility cannot operate economically under current market conditions without raw materials from this supplier’s interconnected plant. Depending upon the facts and circumstances of, and developments arising from any non-compliance, our long-term raw materials supply contract at Geismar may be adversely affected, and its provisions may not afford us full relief against losses we may suffer.

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

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and Canada are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. In 2006, Washington State enacted legislation of that type, to be effective in several counties in 2008 and state-wide in 2010. Additional states have enacted similar legislation effective in 2010, and comparable bills are being considered by the legislatures of other states. In 2006, the trade association that includes major manufacturers of consumer automatic dishwashing detergents began actively to support these efforts in the U.S. and Canada, increasing the likelihood they will become widespread. This trend and related changes in consumer preferences could have a significant impact on our business to the extent we are not able to react in a timely and adequate manner to our customers’ reformulations of automatic dishwashing detergent products and resulting market changes, including whether the rest of the industry adjusts accordingly, by adjusting our sales and manufacturing plans. Furthermore, although already banned in home laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban for use in home laundry detergents may not be implemented in some or all of these Latin American markets in the future, although the geological and hydrological conditions (i.e., river and lake regions) differ substantially from the U.S. and Canada. Additional laws or regulations focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. and Canada, could have a significant impact on our business.

Changing Technologies

Our future results will depend on our ability to continue to introduce new products and applications that offer distinct value for our customers. Many of our products could be affected by technological change and new product introductions and enhancements. For example: technical grade STPP (used as a builder in automatic dishwasher detergents) may be substituted by a new builder; Specialty Acids products, such as Polyphosphoric Acid (used in asphalt modification applications), may be substituted by polymers; or Specialty Salts products, such as Calcium Phosphates (used in Calcium fortification), may be substituted by other sources of Calcium such as Calcium Carbonate. We expect to continue to enhance our existing products, to identify, develop, and manufacture new products with improved capabilities, and to make improvements in our productivity in order to maintain our competitive position. We also intend to devote resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that we will be successful in achieving our goals in those regards.

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

Despite the completion of the project and receiving the new Concession Title, we have been advised that CNA regional officials may take the position the applicable discharge limits with which our subsidiary was required to comply during the term of the agreement are to be determined by a previous set of CPDs (and not the current ones). In that case, the CNA could determine we did not fully comply with the terms of the agreement. Apparently, there is no time frame within which the CNA must make that determination. In the event our subsidiary were found not to be in compliance with the agreement, the exempted duties, taxes and related charges through December 31, 2004 (estimated to range up to $10.7 million at February 27, 2008 exchange rates including inflation and interest), would be reinstated, and it is possible a penalty could be imposed of up to an additional $11.4 million at current exchange rates. If any such claim is presented, we would take appropriate steps to challenge it before the CNA and/or Mexican courts and since it relates to pre-acquisition obligations as to the business we acquired in 2004, evaluate potential indemnification rights against Rhodia.

International Operations

We have significant production operations in Mexico and Canada. Further, we derive approximately 48% of our revenue from sales outside the U.S. and we believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, unsettled political conditions and communication and translation errors due to language barriers. Among those additional risks potentially affecting our Mexican operations are changes in local economic conditions, disruption from political unrest and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks that our Canadian operations may be subject to include changes in laws or regulations differing from trends in the U.S. and currency fluctuations and devaluations.

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

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in developing countries through sales agents and distributors that are not subject to our disciplinary procedures. While we and our subsidiaries are committed to conducting business in a legal and ethical manner and we communicate our policies to all who do business with us, we cannot be sure that all our third party distributors or agents remain in full compliance with the FCPA at all times.

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

Risks Relating to Our Indebtedness

High Leverage

Our assets were acquired in 2004 in a transaction with a high proportion of debt. After Holdings initial public offering of equity in November 2006, we remain a highly leveraged company with total consolidated indebtedness of $384.5 million at December 31, 2007, including Holdings debt of $66.0 million and Innophos, Inc. debt of $318.5 million, respectively. However, all operations of Holdings and Innophos Investments Holdings, Inc. (“Investments Holdings”) are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations. Our substantial indebtedness could have a number of effects threatening our financial condition, including difficulty satisfying our obligations directly related to our debt, increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness (thereby reducing the availability of our cash flow to fund working capital), limiting our flexibility in planning for, or reacting to, changes in our business (thereby placing us at a competitive disadvantage compared to our competitors with less debt), and limiting our ability to borrow additional funds.

Our business policy has been to prudently reduce leverage and we took steps to do so in 2007. At December 31, 2007, we had approximately $45.9 million of borrowing capacity under our revolving credit facility. Furthermore, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in our debt instruments. Thus, if new debt was added to our current debt levels and additional obligations were incurred, the related risks that we now face from leverage could intensify.

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

Exposure to Interest Rate Volatility

As of December 31, 2007, approximately 40% of our total indebtedness, excluding debt held by Innophos Holdings, Inc. of $66.0 million, bore interest at variable rates. Because these rates change with prevailing interest rates, higher prevailing rates will increase the amount of interest we have to pay on our debt. Interest rates could increase dramatically over the next several years. We estimate (based on our variable rate debt outstanding at December 31, 2007) that our annual debt service obligations could increase by $1.3 million per year for each 1% increase in the average interest rate we pay.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, and Mexico. Since our predecessor’s acquisition of A&W in 2000, over $90 million was invested in 2000 and 2001 to reconfigure and upgrade our manufacturing facilities to achieve an optimal footprint for sourcing raw materials and minimizing inbound and outbound freight cost. As part of this investment, substantially all of our phosphoric acid sources were converted from the energy-intensive thermal acid process to the technologically complex and capital intensive solvent extraction-based PWA process. Those investments have enabled us to develop a low cost structure, efficient asset base and leading value added applications.

We operate seven facilities which manufacture our three main product lines: Specialty Salts and Specialty Acids, Purified Phosphoric Acid, and STPP & Other Products. Our largest manufacturing facility is located in Coatzacoalcos, Mexico. We operate four medium-size plants in Chicago Heights, Illinois, Nashville, Tennessee, Port Maitland, Canada (Ontario), and Geismar, Louisiana, which collectively produce our major products. We produce additional specialty salts in two plants located in Chicago, Illinois (Waterway), and Mission Hills, Mexico. All the facilities listed above are owned with the exception of Mission Hills, Mexico, where the land is leased long-term. We also lease facilities at Cranbury, New Jersey, Mexico City, Mexico, and Mississauga, Canada (Ontario) which house our executive, commercial, administrative, product engineering and research and development employees, with the Cranbury, New Jersey facility serving as our world headquarters. We also own a distribution facility in Chicago which we use to service our customer base. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites, as these were not part of the assets or liabilities acquired from Rhodia.

ITEM 3.	LEGAL PROCEEDINGS

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the CNA of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $31.3 million at current exchange rates as of February 27, 2008, including basic charges of $10.8 million and $20.5 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999 totaling approximately $107 million (including interest, inflation and penalties), was nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, or Mexican Tax Court, determined to be final and unappealable in July 2007.

Rhodia Indemnity Confirmed. As a result of litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for the CNA claims under the Rhodia Agreement under which we purchased our business from Rhodia, on February 12, 2008 the New York Court of Appeals affirmed lower court rulings that Innophos is fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the closing date of the Transaction, August 13, 2004 were such liabilities to be sustained.

Further Proceedings. The Fresh Water Claims are currently pending review on appeal by the Mexican Tax Court. A final determination of the CNA Fresh Water matter may require further appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay on its indemnification obligations, our subsidiary could be required to pay a judgment for the entire amount claimed.

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $9 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing , representing approximately $4 million of basic charges. Moreover, although not included in our judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $5 million or other measure of damages for such breaches. Rhodia contests indemnification responsibility for such breaches. As the issue of indemnity responsibility for post-closing fresh water claims remains unresolved in the New York Litigation, it is possible that case will proceed to trial or motions to resolve this and other issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

Mexican Water Recycling System—PAMCAR Agreement

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million at current exchange rates as of February 27, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the Mexican Secretariat of Communications and Transportation, or SCT, related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and complied with the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title. By July 2007 we had completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which was included in cost of goods sold for the second fiscal quarter of 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material. We have also been notified informally by the SCT that we may owe additional sums due to a difference between the square meter areas for the Company’s pier as-built versus the full square meter area under the Concession Title. Management has determined that such additional liability is reasonably possible, and could range from zero to $0.7 million. Accordingly we have not established a liability on the balance sheet as of December 31, 2007.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable under the Rhodia Agreement. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable has been recorded as of December 31, 2007.

U.S. Department of Justice STPP Investigation

In September 2007, we received a letter from the United States Department of Justice, or DOJ, disclosing that it was conducting an investigation of “potential antitrust violations” in the STPP (sodium tripolyphosphate) industry. The letter transmitted a grand jury subpoena issued by the United States District Court for the Northern District of California to produce documents and other materials relating to our STPP business focusing on the period from January 1, 2002 through December 31, 2005. We believe that the DOJ investigation is just getting underway and understand that other STPP producers have received similar subpoenas.

We are cooperating fully with the DOJ investigation and complying with the subpoena by producing the documents and materials. Through February 2008, we completed our searches, review and delivery to the DOJ of what we believe to be substantially all the responsive materials.

Management believes based on all available information responsive to the subpoena, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of December 31, 2007.

We acquired our STPP business in August 2004 as part of the transactions under the Rhodia Agreement. In the event there were to be a claim resulting in liability, we would evaluate potential indemnification rights against Rhodia under the Rhodia Agreement, based upon the facts and circumstances giving rise to such claim.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to August 13, 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claims Mexicana, agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe we have meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, we believe we have not agreed to arbitrate any dispute with Sudamfos, and therefore we may contest ICC jurisdiction. Management has determined that the contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet as of December 31, 2007. In addition, Mexicana believes Sudamfos is wrongfully refused payment of approximately $ 1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana intends to vigorously pursue collection of the receivable and defense of the Sudamfos in an appropriate forum. Management has determined that this outstanding receivable is fully collectible.

On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred a civil case to the DOJ regarding our Geismar, Lousiana facility, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate hazardous waste regulations under RCRA by failing to manage certain hazardous wastes appropriately. According to the letter, EPA/DOJ intends to seek unspecified civil penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. We intend to meet with them promptly to review the matter and take other action necessary to defend against unwarranted enforcement action. Based on the advice of counsel and our review of the matter thus far, we have determined that liability arising from it is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet for it at this time.

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

There is no market for the common stock of Innophos, Inc. As of December 31, 2007, Innophos Investments Holdings, Inc. was the one holder record of Innophos, Inc. common.

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

Overview

Holdings is the parent holding company Investments Holdings, which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. In August 2004, for a total purchase of $473.4 million, we completed the acquisition, referred to as the Acquisition, of the assets and equity interests comprising the North America specialty phosphates business, referred to as the Phosphates Business, then being conducted by Rhodia S.A. and its affiliates. All operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Below is a summary chart of the corporate structure of our subsidiaries.

In November 2006 Holdings completed an initial public offering of its Common Stock, or IPO, selling a total of 8,000,000 shares together with 2,000,000 shares sold by selling stockholders at $12 per share for total net proceeds to Holdings of $87.2 million (after underwriters discounts, commissions and expenses). Holdings did not receive any proceeds from the shares of common stock sold by the selling stockholders. Holdings used the net offering proceeds to pay down approximately $83.3 million in principal of Investments Holdings Floating Rate Senior Notes due 2015 of a subsidiary, or the Floating Rate Senior Notes, in December 2006, paying a call premium and accrued interest of approximately $4.4 million and resulting in an approximate $2.0 million charge to Investments Holdings earnings for the acceleration of deferred financing charges and thus not included in Innophos, Inc,’s results of operations. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

2007 Overview

Our financial performance in 2007 was highlighted by a sales increase of 6.9% from 2006 to $579.0 million, with increases occurring across all segments of the business. Gross profit for 2007 was $104.2 million, an increase of $11.9 million, or 12.9%, as compared to 2006, as selling prices and volume/mix effects outpaced increases in raw material and other manufacturing expenses. Operating expenses for the year ended December 31, 2007 were $56.2 million, a decrease of $5.2 million, or 8.5%, as compared to the same period in 2006 when the Company incurred $13.2 million in expenses related to the Company’s termination of a management advisory agreement with Bain Capital during the fourth quarter of 2006. 2007 net income improved by $14.9 million, or 158.5%, from a loss of $9.4 million in 2006 to income of $5.5 million in 2007.

Refer to the Company’s results of operations and liquidity for the year ended December 31, 2007 for further details.

During 2007, the Company continued to implement its strategy, which is designed to grow with our markets, improve our cost structure, and reduce financial leverage and interest expense. Some of the actions taken during 2007 include:

•	Expanding the markets we serve through geographic expansion of our proprietary products and new products. We grew our export business in 2007 by approximately 30%.

•

In-sourcing the global sales and marketing functions of our pharma business by terminating an exclusive sales agency agreement with Rhodia, thereby allowing us to draw closer to our pharmaceutical customers and grow that business.

•	Focusing on high growth niches with targeted products and new market development to strengthen our position in the market.

•	Implementing cost savings projects addressing energy consumption, yields and efficiencies in Coatzacoalcos and the reorganization of our Mexican workforce.

•	Making pre-payments of $20.5 million on our bank term loan indebtedness.

Recent Trends and Outlook

A tightening of supply became apparent in the U.S. specialty phosphate market during the fourth quarter of 2007. During that quarter, imports from overseas competitors dropped by roughly 40% from previous levels due to European and Asian suppliers significantly reducing exports to the U.S. market. Management believes the reduction can only be partially explained by anticipation of successful anti-dumping actions and the resulting SHMP duties levied on Chinese producers. Globally, there are a number of producers experiencing difficulty with supply for various reasons. We believe that the principal cause rests with demand for raw materials from the fertilizer industry that has continued to grow to levels that we have not seen in the past.

The factors that we believe are driving this demand; robust grain demand and prices, international demand for higher food crop yields and for biofuels, and continuing strong demand for metals, all remain in place, and they are creating a pricing environment that is truly dynamic.

Market prices of phosphate rock and sulfur, two primary raw materials used in the production of specialty phosphates, have increased substantially over the last several quarters. If current raw material market price levels for phosphate rock and sulfur are sustained throughout 2008 into early 2009, we currently estimate that our annual raw material costs will increase by an amount equivalent to approximately 30% of 2007 annual sales by early 2009, as compared to our cost structure at year-end 2007.

Historically, we have successfully recovered raw material, energy, and other cost increases through price increases. During the fourth quarter of 2007, we implemented price increases in all our product lines, most of which became effective January 1, 2008. We also implemented additional price increases through February 2008 and have recently announced additional price increases for April. Our January and February price increases, together, are expected to fully recover the above estimated increases in raw material costs. While there may be timing differences between raw material cost increases and our product price increases, management expects price increases will be achieved ahead of realized cost increases potentially by a material amount for the near term. While we cannot guarantee that these measures will succeed, marketplace acceptance rates for these increases have to date been high. In light of recent market volatility, it is possible that near term actual raw materials cost increases may exceed current estimates, and that additional price increases or employment of other measures may be necessary to recover additional cost increases. Finally, as we raise prices, it is possible that demand for our products may decline to the extent our customers reformulate their products or otherwise reduce purchases from us.

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Net sales	$579.0	100.0	$541.8	100.0	$535.5	100.0
Cost of goods sold	474.8	82.0	449.5	83.0	443.3	82.8

Gross profit	104.2	18.0	92.3	17.0	92.2	17.2
Operating expenses: Selling, general and administrative	54.2	9.4	59.7	11.0	48.7	9.1
Research & Development	2.0	0.3	1.7	0.3	2.2	0.4

Income from Operations	48.0	8.3	30.9	5.7	41.3	7.7
Interest expense, net	30.9	5.3	34.8	6.4	33.1	6.2
Foreign exchange (gains)/ losses, net	—	—	(0.2)	—	0.2	—
Other expense (income)	(0.3)	(0.1)	(0.2)	—	(0.5)	(0.1)
Provision /(benefit) for income taxes	11.9	2.1	5.9	1.1	6.7	1.3

Net income (loss)	5.5	0.9	(9.4)	(1.7)	1.8	0.3

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2007 were $579.0 million, an increase of $37.2 million, or 6.9%, as compared to $541.8 million for the same period in 2006. Selling price increases had a positive impact of 5.7% or $30.8 million on sales that occurred primarily in STPP & Other Products. Volume and mix impacts upon revenue had a positive impact of 1.2% or $6.4 million which occurred primarily in Specialty Salts and Specialty Acids.

The following table illustrates for the year ended December 31, 2007 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	0.7%	2.1%	2.8%
Canada	(0.5)%	1.7%	1.2%
Mexico	14.7%	(0.3)%	14.4%

The following table illustrates for the year ended December 31, 2007 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	0.9%	(1.5)%	(0.6)%
Specialty Salts and Specialty Acids	1.9%	4.2%	6.1%
STPP & Other Products	18.0%	(2.5)%	15.5%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2007 was $104.2 million, an increase of $11.9 million, or 12.9%, as compared to $92.3 million for the same period in 2006. Gross profit percentage increased to 18.0% for the year ended December 31, 2007 versus 17.0% for the same period in 2006. The change in gross profit was due to higher selling prices in 2007 which had a favorable impact of $30.8 million, as positive volume and mix impacts on revenue were offset by higher raw material, freight, and manufacturing expenses resulting in a net negative impact of $12.8 million. Gross profit was also negatively affected by $5.4 million of maintenance costs and $1.1 million of replacement raw material cost from the planned and unplanned outages in 2007 at the Coatzacoalcos, Mexico facility due to maintenance on its sulfuric acid unit and supply shortages. Gross profit was also reduced by unusual items in 2007 of $1.4 million for Mexican workforce reorganization costs, and a charge of $2.0 million for the settlement of taxes covering the periods 1996 to 2006 on our port facilities in Mexico. Finally, gross profit in 2007 was favorable relative to 2006 by $4.7 million from our planned non-annual major maintenance outages at our Geismar, Louisiana and Coatzacoalcos, Mexico facilities that occurred in 2006, and was negatively affected by $0.9 million for gains on Mexican legal restructuring also occurring in 2006.

Operating Expenses and Research and Development

Operating expenses in 2007 consisted primarily of selling, general and administrative and R&D expenses. Operating expenses for the year ended December 31, 2007 were $56.2 million, a decrease of $5.2 million, or 8.5%, as compared to $61.4 million for 2006. Operating expenses had a net decrease of $11.9 million from unusual items (expenses of $18.4 million from various professional and sponsor fees in 2006 exceeded expenses in 2007 of $6.5 million primarily from the early cancellation of the pharma sales agency arrangements with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos). 2007 operating expenses were also affected by $2.8 million of increased corporate governance costs which included internal audits and our Sarbanes Oxley compliance initiative, $2.6 million of legal and other fees to comply with the DOJ STPP document request subpoena and $1.3 million higher sales and marketing expenses primarily due to the in-sourcing of the pharma commercial activities.

Operating Income

Operating income for the year ended December 31, 2007 was $48.0 million, an increase of $17.1 million, or 55.3%, as compared to $30.9 million for the same period in 2006. Operating income percentages increased to 8.3% for 2007 from 5.7% for 2006. Below is a summary of unusual items in operating income:

	$ Millions
	2007	2006
Unusual Items Included in Operating Income:
Management Advisory Fees	$—	$15.2
Gains on Mexican Legal Entity Restructuring (a)	—	(0.9)
Separation Consulting Fees, Professional Fees and Other Costs	—	3.2
Legal Expenses Related to CNA Litigation	0.2	0.1
Termination of Pharma Sales Agency Agreement	6.3	—
Mexican Port Facility Tax Settlement for the period 1996—2006 (a)	2.0	—
Mexican Workforce Reorganization (a)	1.4	—

Total of Unusual Items Included in Operating Income	$9.9	$17.6

(a)	Reported in cost of goods sold.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2007 was $30.9 million, a decrease of $3.9 million, or 11.2% as compared to $34.8 million for the same period in 2006. The decrease was due to lower interest expense of $3.2 million as a result of the decreasing balance of our senior credit facility term loan, or Term Loan from 2007 pre-payments, $1.1 million lower accelerated deferred financing due to debt retirement and $0.4 million net increase from all other items. Below is a summary of unusual items in net interest expense:

	$ Millions
	2007	2006
Unusual Items Included in Net Interest Expense:
Deferred Financing Acceleration due to Debt Retirement	$0.3	$1.4

Total of Unusual Items Included in Net Interest Expense	$0.3	$1.4

Foreign Exchange

There was a net zero impact from foreign exchange for the year ended December 31, 2007, a decrease of $0.2 million as compared to a gain of $0.2 million for 2006. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Those gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2007 was $11.9 million, an increase of $6.0 million or 101.7% as compared to $5.9 million for 2006. Income earned by our subsidiaries in Mexico is fully taxable, so increases in our Mexican earnings, as were experienced in 2007, would normally be expected to result in increased income tax expense. In the United States, we continue to carry a full valuation allowance for our net deferred tax asset and, therefore, do not record a benefit for our U.S. tax losses.

Net Income

Net income for the year ended December 31, 2007 was $5.5 million, an improvement in results of $14.9 million, or 158.5% as compared to a net loss of $9.4 million for 2006, due to the interaction of the factors described above.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for 2006 were $541.8 million, an increase of $6.3 million, or 1.2%, as compared to $535.5 million for 2005. Selling price increases to offset rising raw material costs had a positive impact of 7.6% or $40.8 million on sales. Volume declines due to the loss of share and shedding low margin business, along with the impact of mix and other changes, had a negative impact of 6.4% or $34.5 million upon revenue.

The following table illustrates for 2006 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	8.2%	(9.2)%	(1.0)%
Canada	12.9%	(19.4)%	(6.5)%
Mexico	5.7%	0.6%	6.3%

The following table illustrates for 2006 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	10.9%	(2.3)%	8.6%
Specialty Salts and Specialty Acids	5.6%	(8.3)%	(2.7)%
STPP & Other Products	8.9%	(6.1)%	2.8%

The volume/mix decline of 8.3% in Specialty Salts and Specialty acids comes from the following approximate impacts:

•	0.6% negative impact from discontinuing low margin resales/tolling

•	3.0% negative impact from reduced share at several accounts

•	0.9% negative impact due to customer product reformulation

•	3.8% negative impact from changes in customer inventory levels, mix, and end use demand

The most significant drivers of the 3.0% share loss are:

•	1.1% due to the price driven loss of sales share primarily in one particular product line due to imported material.

•	1.3% due to a customer unexpectedly moving their production offshore. (We have regained this business in 2007)

•	0.6% due to reductions in exports and other accounts.

The volume/mix decline of 6.1% in STPP & Other Products comes from the following approximate impacts:

•	7.5% negative impact from shedding low margin resales

•	1.0% negative impact from lost share at several accounts somewhat offset by increased demand at other existing accounts

•	2.4% positive impact from the timing on export shipments delayed into early January 2006

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for 2006 was $92.3 million, an increase of $0.1 million, or 0.1%, as compared to $92.2 million for 2005. Gross margin decreased to 17.0% for 2006 versus 17.2% for 2005. The change in gross profit was primarily due to higher selling prices of $40.8 million, offset by a negative mix effect, higher raw materials, freight, and depreciation costs of $34.2 million. Gross profit was also negatively impacted by a $1.7 million increase in major non-annual maintenance expense at our Coatzacoalcos and Geismar facilities. Finally, gross profit was negatively impacted by $4.8 million ($2.1 million expense in 2006 versus $2.7 million income in 2005) from higher fixed costs due to planned inventory reductions. Inventory declined $5.6 million in the year 2006 compared to an increase of $9.7 million in the year 2005.

Operating Expenses and Research and Development

Operating expenses in 2006 consist primarily of selling, general and administrative and R&D expenses. Operating expenses for 2006, were $61.4 million, an increase of $10.5 million, or 20.6%, as compared to 2005. This increase was primarily due to $11.9 million increased fees paid to Bain, primarily for termination of the management advisory agreement. Expenses related to the Company’s evaluation of strategic initiatives, which ultimately resulted in our IPO, consisting of management retention bonuses and professional services resulted in increases of $4.7 million. These were offset by $1.7 million lower legal and professional fees related to the Rhodia indemnification matter and the defense of CNA tax claims, $2.2 million lower separation, relocation and recruitment costs, $1.5 million lower Mexico controls and tax compliance costs and $0.7 million reduction in all other operating costs.

Operating Income

Operating income for 2006 was $30.9 million, a decrease of $10.4 million, or 25.2%, as compared to $41.3 million for 2005. Operating income percentages decreased to 5.7% for 2006 from 7.7% for 2005. Below is a summary of unusual items in operating income:

	$ Millions
	2006	2005
Unusual Items Included in Operating Income:
Advisory and Termination Fees Paid to Bain Capital	$15.2	$3.3
Gains on Mexican Statute Change & Legal Entity Restructuring	(0.9)	(2.2)
Separation Consulting Fees, Professional Fees and Other Costs	3.2	5.1
Legal Expenses Related to CNA Litigation	0.1	1.8
Other Items Impacting Operating Income	—	0.5

Total of Unusual Items Included in Operating Income	$17.6	$8.5

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for 2006 was $34.8 million, an increase of $1.7 million, compared to $33.1 million for 2005. This increase is due to $1.8 million higher interest on our senior credit facility primarily due to higher interest rates, and increased deferred financing amortization charges of $1.0 million associated with our Term Loan debt repayments. These impacts were partially offset by $1.1 million increase in interest income. Below is a summary of unusual items in net interest expense:

	$ Millions
	2006	2005
Unusual Items Included in Net Interest Expense:
Deferred Financing Acceleration due to Debt Retirement	1.4	0.4

Total of Unusual Items Included in Net Interest Expense	$1.4	$0.4

Foreign Exchange

Foreign exchange gain for 2006 was $0.2 million, an improvement of $0.4 million, as compared to a loss of $0.2 million for 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for 2006 was $5.9 million, compared to $6.7 million for 2005. In the U.S., we continue to carry a full valuation allowance of $4.4 million for our net deferred tax assets. As of December 31, 2006 our estimated accumulated U.S. net operating tax loss, or NOL, was $32.9 million.

Net Loss

Net loss for 2006 was $9.4 million, an increase of $11.2 million, compared to net income of $1.8 million for 2005, due to the factors described above.

Segment Reporting

We report our operations in three business segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	2007	2006	2005
Segment Net Sales
United States	$326,882	$318,105	$321,255
Mexico	222,699	194,639	183,169
Canada	29,401	29,053	31,075

Total	$578,982	$541,797	$535,499

Net Sales % Growth
United States	2.8%	(1.0)%	(3.1)%
Mexico	14.4%	6.3%	4.5%
Canada	1.2%	(6.5)%	(0.9)%

Total	6.9%	1.2%	(0.5)%

Segment Operating Income
United States	$3,585	$1,564	$21,057
Mexico	39,819	28,422	20,327
Canada	4,591	983	(64)

Total	$47,995	$30,969	$41,320

Segment Operating Income % of net sales
United States	1.1%	0.5%	6.6%
Mexico	17.9%	14.6%	11.1%
Canada	15.6%	3.4%	(0.2)%

Segment Net Sales:

In the United States net sales increased 2.8% for the year ended December 31, 2007 when compared with 2006. Selling prices increased sales 0.7% with an increase in Specialty Salts and Specialty Acids being partially offset by a decrease in the other product lines. Volume and mix impact upon revenue was an increase of 2.1%, with favorable variances in Purified Phosphoric Acid and Specialty Salts and Specialty Acids. 2006 shows a decrease in net sales of 1.0% when compared with 2005. Positive price increases across all product lines of 8.2% did not compensate for the volume and mix impact upon revenue decrease of 9.2%, primarily in Specialty Salts and Specialty Acids and STPP & Other Products.

In Mexico net sales increased 14.4% for the year ended December 31, 2007 when compared with 2006. Selling prices increased sales 14.7%, primarily in STPP & Other Products, but Purified Phosphoric Acid also showed an increase. Volume and mix impact upon revenue was a decrease of 0.3%, with a decrease in Purified Phosphoric Acid being partially offset by an increase in Specialty Salts and Specialty Acids. 2006 net sales increased 6.3% when compared with 2005. Selling prices increased 5.7% primarily in Purified Phosphoric Acid and STPP & Other Products. Revenue increased 0.6% due to the volume and mix impact upon revenue increases in STPP & Other Products exceeding lower volume and mix impacts upon revenue in all other products.

In Canada net sales increased 1.2% for the year ended December 31, 2007 when compared with 2006. Selling prices decreased sales 0.5%, while volume and mix impact upon revenue was an increase of 1.7%, primarily in Specialty Salts and Specialty Acids. 2006 net sales in Canada decreased 6.5% when compared with 2005. Volume and mix impacts upon revenue decreased 19.4%, primarily in Specialty Salts and Specialty Acids, which exceeded increased prices of 12.9% across all products.

Segment Operating Income % of Net Sales:

The 0.6% increase in the United States for the year ended December 31, 2007 compared with 2006 was mainly due to decreased unusual costs between the two periods. Included in 2007 operating income were $6.5 million of unusual items primarily related to for the early cancellation of the Rhodia pharma sales agency arrangement and the transfer of business related assets and intellectual property to Innophos. Included in 2006 operating income were $18.4 million of unusual items related to the IPO. Favorable volume and mix effects upon revenue and slightly higher selling prices were more than offset by higher raw material and transportation costs, as well as higher manufacturing and operating expenses. The 6.1% decrease in the United States from 2005 to 2006 is mainly due to expenses related to the Company’s evaluation of strategic initiatives which ultimately resulted in the IPO and termination of the Bain advisory agreement, all of which was paid by the United States. Increases in raw material prices, and freight costs, unfavorable mix, decreased sales volume and mix impacts upon revenue exceeding increased prices, and higher fixed costs due to planned inventory reductions added to the decline.

The 3.3% increase in Mexico for the year ended December 31, 2007 compared with 2006 was due to favorable selling prices which exceeded higher raw material and maintenance outage costs. There were minimal volume and mix effects upon revenue. There were also increased costs associated with the Mexican workforce reorganization and expenses related to settlement of prior period Mexican port facilities taxes. The 3.5% increase in Mexico from 2005 to 2006 is due to favorable selling price and lower raw material costs exceeding higher fixed costs due to planned inventory reductions following our major non-annual maintenance outage and related expenses.

The 12.2% increase in Canada for the year ended December 30, 2007 compared with 2006 was due to positive volume and mix impacts upon revenue, and lower manufacturing costs including depreciation and amortization expense. Selling prices were essentially flat. The 3.6% increase in Canada from 2005 to 2006 is due to selling price improvements, which exceeded the margin losses from lower sales volume and mix impacts upon revenue.

The United States had depreciation and amortization of $28.4 million, $25.0 million, and $25.4 million in 2007, 2006, and 2005, respectively. Canada had depreciation and amortization of $1.5 million, $3.7 million, and $3.7 million in 2007, 2006 and 2005, respectively. Mexico had depreciation and amortization of $17.5 million, $17.7 million, and $16.8 million in 2007, 2006, and 2005, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2007	2006	2005
Operating Activities	$52.7	$49.7	$45.9
Investing Activities	(30.5)	(15.6)	(10.9)
Financing Activities	(36.2)	(65.7)	13.4

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Net cash provided by operating activities was $52.7 million for the year ended December 31, 2007 as compared to $49.7 million for 2006, an increase of $3.0 million. The increase in operating activities cash resulted from a favorable change of $14.9 million in net income, and a favorable change of $2.9 million in non-cash items affecting net income, partially offset by unfavorable changes of $13.2 million in net working capital and $1.6 million change in non-current accounts.

Non-cash items affecting net income were favorable by $2.9 million in 2007 primarily due to increased depreciation expense and decreased benefit from deferred taxes, partially offset by lower deferred financing expense.

Changes in non-current accounts had an unfavorable impact on cash of $1.6 million. This was mainly due to increased long term liabilities in 2006 which were mostly pension related, partially offset by a favorable movement in other comprehensive income, and a reclassification of deferred taxes from long term to other current assets in 2007.

The change in net working capital was a use of cash of $7.3 million in 2007 compared to a source in 2006 of $5.9 million, an increase in the use of cash of $13.2 million. Increases in accounts receivable, inventories, and other current assets exceeded increases in accounts payable and other current liabilities in 2007, leading to the $7.3 million use of cash. This is due in part to higher selling prices, increasing accounts receivable balances and high raw material costs increasing both inventory and accounts payable. We expect working capital to continue to increase in 2008 as we raise prices and incur higher raw material costs.

Total inventories increased $8.6 million from December 2006 levels as the result of higher raw material costs. Days of inventory on hand increased 4 days as a result. The following chart shows its historical performance:

	2007	2006	2005
Inventory Days on Hand	61	57	63

The Company and the Union in Mexico reached an agreement, which was ratified by the Union on March 27, 2007. As a result, the Company paid approximately $0.9 million for the severance and benefits for the elimination of 27 personnel and approximately $0.5 million for benefit reductions for continuing employees, all in the second quarter of 2007.

Net cash used for investing activities was $30.5 million for the year ended December 31, 2007, compared to $15.6 million for 2006, an increase in the use of cash of $14.9 million. This was mainly due to increased capital spending related to the cogeneration project in Coatzacoalcos, Mexico, and the purchase of assets from Rhodia related to the early cancellation of the pharma sales agency agreement. As of December 31, 2007, we expended $14.5 for the cogeneration project which remained on budget and on schedule.

Net cash used for financing activities for the year ended December 31, 2007, was a use of $36.2 million, compared to a use of $65.7 million in 2006, a decrease of $29.5 million. This was primarily due to $38.4 million less Term Loan principal payments made in 2007 versus 2006, partially offset by $8.9 million lower return of capital to parent in 2007. There was a $15.7 million return of capital to our parent in which $12.6 million was used to pay dividends on Holdings Common Stock and $3.1 million was used to pay interest on Holdings Senior Unsecured Notes.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Net cash provided by operating activities was $49.7 million for 2006 as compared to $45.9 million for 2005, an increase of $3.8 million. The increase in operating activities is primarily due to favorable changes of $1.1 million in non-cash items affecting net income, $7.6 million in net working capital, and $6.3 million in non-current accounts, partially offset by $11.2 million lower net income as described earlier.

Non-cash items affecting net income were favorable by $1.1million primarily due to increased deferred financing resulting from our debt retirement.

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

	2006	2005	Aggregated 2004
Inventory Days on Hand	57	63	53

Changes in non-current accounts had a favorable impact on cash of $5.8 million. This was due to increased long term liabilities, mostly pension related, a favorable change in deferred profit sharing in Mexico (in 2005 there was a $2.1 million reduction in long term deferred profit sharing due to tax law changes).

We entered into management retention bonus agreements with certain executives which provided, upon the successful completion of our IPO, for a total bonus of $4.6 million. We expensed $2.5 million of this amount in the fourth of quarter 2006, the remainder to be expensed over 2007, 2008 and the first quarter of 2009.

Net cash used for investing activities was $15.6 million for 2006, compared to $10.9 million for 2005, a reduction in cash of $4.7 million. This is due to increased capital spending, some of which is related to the cogeneration project in Coatzacoalcos, the completion of the information technology separation from Rhodia, and packaging and yield improvement projects at Nashville and Waterway facilities in the United States. It was expected that capital spending will continue to run below depreciation levels, although 2007 will see a substantial increase compared to the last two years due to the cogeneration project.

Net cash from financing activities for 2006 was a use $65.7 million, compared to source of cash of $13.4 million in 2005, a decrease of $79.1 million. The company made principal payments on its term loan of $58.9 million of which $17.9 million was the excess cash flow payment required five days after issuance of the 2005 annual audited financial statements, as defined in our credit agreement, voluntary prepayments of $38.9 million and required principal payments of $2.1 million. There was a $6.8 million return of capital to our parent which consisted of funding $2.0 million of IPO expenses for Innophos Holdings, Inc. and $4.8 million interest payment of Innophos Investments Holdings, Inc.’s $120 million Floating Rate Senior Notes. These floating rate senior notes are not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations. The financing activities during the year ended December 31, 2005 were attributable to the Company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility, along with term loan principal payments of $11.7 million.

Other Liquidity

In November 2006, Holdings successfully completed its IPO, selling 8.0 million primary shares at $12 per share. Net proceeds plus cash on hand were used for the following:

1.	Called in December 2006 $83.3 million principal of Investments Holdings Floating Rate Senior Notes due 2015 and paid related premiums of $3.6 million and interest of $0.8 million.

2.	Made $38.9 million of voluntary repayments on our Term Loan in October and November of 2006. As a result, the Company was not required to make an excess cash flow payment for full year 2006.

3.	Paid Bain Capital $13.2 million in November 2006 to terminate our advisory agreement as permitted under the agreement upon the consummation of an IPO.

4.	Paid IPO related expenses in November and December of 2006, including management retention bonuses of $2.5 million.

Funds are available for continuous borrowing under our senior credit facility revolving credit line, subject to satisfaction of certain conditions and the absence of default. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital. As of December 31, 2007, $45.9 million remained available under the revolving credit facility to finance working capital needs, as there were no amounts outstanding except for $4.1 million issued under our letter of credit sub-facility. However, the Company borrowed $9.0 million on the revolving credit facility on January 28, 2008 for working capital purposes. The commitments under the revolving credit line will expire on August 14, 2009. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The outstanding amount of the Term Loan (at year end 2007) is repayable by its terms in quarterly installments of approximately $0.3 million through September 30, 2009 and four quarterly installments of approximately $31.6 million thereafter with final payment due August 13, 2010.

In February 2008, Innophos Mexicana, one of our subsidiaries, secured a $6.0 million letter of credit facility for suppliers under contractual arrangements.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of December 31, 2007, no material adverse change had occurred and we believe that we were in compliance with the facility’s covenant requirements.

The policy of Holdings Board of Directors is to pay a quarterly dividend on its Common Stock at an annual rate of $0.68 per share. That policy may change and is subject to numerous conditions and variables. Holdings paid dividends of $.62 per share of Common Stock, or $12.9 million in 2007. All operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

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

Capital Expenditures

We spent $28.4 million in 2007 on projects that were capitalized. Additionally, we spent $31.4 million in 2007 on maintenance projects that were expensed during the year. Of this $31.4 million, $5.4 million was related to planned major non-annual maintenance expenses. These amounts compare to $15.6 million of 2006 capitalized projects and $36.3 million of maintenance projects that were expensed during the year of which $3.6 million was related to planned major non-annual maintenance. We expect our capital expenditures to continue to run below depreciation levels.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2007 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Senior credit facility(1)	$128,500	$1,328	$32,540	$94,632	$—	$—	$—
Senior Subordinated Notes Due 2014(2)	301,714	16,863	16,862	16,863	16,862	16,863	217,401
Future Service Pension Benefits	8,265	475	562	623	682	774	5,149
Other(3)	553,609	62,404	51,299	51,299	51,299	51,299	286,009
Operating Leases	19,179	4,330	3,698	3,171	2,588	1,856	3,536

Total contractual cash obligations (4)	$1,011,267	$85,400	$104,961	$166,588	$71,431	$70,792	$512,095

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $9.3 million assuming a 7.1% interest rate. The Company made payments of $8.0 million on March 30, 2007, $0.5 million on June 29, 2007, $8.0 million on September 28, 2007 and $4.0 million on December 28, 2007. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has issued approximately $4.1 million of letters of credit under the sub-facility which reduces the available credit to $45.9 million as of December 31, 2007.

(2)	Amounts include fixed rate interest payments at 8.875% for years 2008 and thereafter.

(3)	Represents minimum annual purchase commitments to buy raw materials and 2008 energy commitments from suppliers.

(4)

Does not reflect the $66.0 million 9 1/2% Senior Unsecured Notes due 2012 which were issued by our ultimate parent, Innophos Holdings, Inc.on April 16, 2007. Annual cash interest payments would be approximately $6.3 million.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as goodwill and intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Claims and Legal Proceedings

The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to the section entitled “Commitments and Contingencies” (contained in Note 14) for additional information about such estimates.

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

Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We will continue to analyze our current and future profitability and probability of the realization of our deferred tax assets in future periods. If we determine that we will be able to utilize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be reversed to income in the period such determination is made.

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

Stock-Based Compensation Expense

Holdings compensation programs can include share-based payments. In 2007, 2006 and 2005, the primary share-based awards and their general terms and conditions are as follows:

•

Stock options, which entitle the holder to purchase, after the end of a vesting term, a specified number of shares of Holdings common stock at an exercise price per share set equal to the market price of Holdings common stock on the date of grant.

•

Restricted stock grants, which entitle the holder to receive, at the end of each vesting term, a specified number of shares of Holdings common stock, and which also entitle the holder to receive dividends paid on such grants throughout the vesting period.

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Holdings common stock, within a range of shares from zero to a specified maximum, calculated using a three year future average return on invested capital (i.e. the three year period 2008-2010 for a 2007 award) as defined solely by reference to Holdings own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

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

In connection with its initial public offering, Holdings effected a recapitalization, through an amendment to their certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and the Class L Common Stock to a single class of Common Stock. As a result of the recapitalization, the historical stock option strips originally granted on April 1, 2005 under the Innophos Holdings, Inc. 2005 Stock Option Plan, or 2005 Plan, were converted, as required under the terms of the original plan, to 1,116,944 stock options of the new class of Common Stock currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. Holdings accounts for the options granted prior to the adoption of SFAS No. 123(R) under the 2005 Plan using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The valuation method that Holdings used under SFAS No. 123 dictated the transition method that Holdings used under SFAS No. 123(R). As permitted under SFAS No. 123, Holdings valued its stock options at the grant date using the minimum value method. Because Holdings used the minimum value method under SFAS No. 123, they adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). Holdings will continue to account for the 2005 Plan outstanding awards under APB 25 until they are settled or modified. Upon the adoption of SFAS No. 123(R) and through December 31, 2006 Holdings did not modify any existing stock option awards that were granted under SFAS No. 123. In the third quarter of 2007 Holdings made a modification to the 2005 Plan stock option awards granted under APB 25, however the modification did not result in any incremental fair value adjustment and, thus, no compensation expense.

The fair value of the options granted during 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2007
Expected volatility	36.8%
Dividend yield	4.5%
Risk-free interest rate	4.2%
Expected term	6 years
Weighted average grant date fair value of stock options	$3.97

Performance shares	Year Ended December 31, 2007
Expected volatility	34.4%
Dividend yield	4.5%
Risk-free interest rate	3.9%
Expected term	3 years
Weighted average grant date fair value of performance shares	$13.28

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified method as prescribed by SAB No. 107 since Holdings has limited data on the exercises of stock options and these stock options qualify as “plain vanilla” stock options as outlined in SAB No. 107. The expected term for the performance shares is a 3 year cliff vesting. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. Holdings applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly. Declared dividends will accrue on the performance shares and will vest over the same period.

On November 2, 2006, Holdings Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers of Innophos, Inc. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of

$12. The compensation expense is amortized on a straight-line basis over the requisite service period. Holdings recognized approximately $0.2 million and $0.9 million of compensation expense in 2006 and 2007, respectively. There were 173,568 unvested shares granted as of December 31, 2006. As of December 31, 2007, there are 96,428 unvested shares and 77,140 shares which have vested.

Pension and Post-Retirement Costs

The Company maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover all U.S. and Canadian employees.

In the United States, salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $110. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $105.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently assessing the impact of this standard, but would not expect SFAS No. 157 to have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, which for the Company is January 1, 2008. The Company does not anticipate the adoption of EITF 06-11 will have a material effect on its consolidated financial position or results of operations.

In June 2007, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer” EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008, which for the Company is January 1, 2009. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our senior credit facility will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally affect our earnings and cash flows, assuming other factors are held constant.

At December 31, 2007, we had $190.0 million principal amount of fixed-rate debt and a maximum of $178.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. Based on $128.5 million outstanding borrowings as floating rate debt under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.3 million per year. In addition, Holdings has $66.0 million of 91/2% Senior Unsecured Notes due 2012. These Senior Unsecured Notes are not included in the consolidated results of Innophos, Inc. As all of the business for Holdings is transacted through Innophos, Inc. and its subsidiaries, Holdings is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently hedge our commodity or currency rate risks. In April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with rate caps of 7%, one with a referenced index that is based on a three month LIBOR and that expires in April 2009 and one with a referenced index that is based on a one month LIBOR that is expiring in April 2008.

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No one customer accounted for more than 10% of our sales in the last 3 years.

We did purchase a forward natural gas contract which requires us to purchase approximately 50% of our monthly natural gas usage requirements at a fixed price. This contract is for 2008 and applies to our Coatzacoalcos facility.

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

Inflation and changing prices

Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers could have a material effect on our financial condition and results of operations. Refer to Risk Factors for further discussions on raw materials availability and pricing.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with United States generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the year ending December 31, 2007 annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Innophos, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Innophos, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and pensions and other postretirement benefits in 2006.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey

March 24, 2008

INNOPHOS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$15,568	$29,618
Accounts receivable—trade	60,079	56,316
Inventories	78,728	70,569
Other current assets	18,384	13,652

Total current assets	172,759	170,155
Property, plant and equipment, net	260,563	277,222
Goodwill	47,268	47,268
Intangibles and other assets, net	60,482	66,944

Total assets	$541,072	$561,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,328	$1,524
Accounts payable, trade and other	36,444	30,863
Other current liabilities	40,524	36,824

Total current liabilities	78,296	69,211
Long-term debt	317,172	337,476
Other long-term liabilities	31,656	33,713

Total liabilities	427,124	440,400

Commitments and contingencies (note 15)
Stockholders’ Equity:
Common stock, par value $.001 per share; authorized and issued 1,000	—	—
Paid-in capital	119,131	133,421
Retained deficit	(2,912)	(8,416)
Other comprehensive loss	(2,271)	(3,816)

Total stockholders’ equity	113,948	121,189

Total liabilities and stockholders’ equity	$541,072	$561,589

See notes to consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Net sales	$578,982	$541,797	$535,499
Cost of goods sold	474,785	449,516	443,254

Gross profit	104,197	92,281	92,245

Operating expenses:
Selling, general and administrative	54,155	59,578	48,685
Research & Development Expenses	2,047	1,734	2,240

Total operating expenses	56,202	61,312	50,925

Operating income	47,995	30,969	41,320
Interest expense, net	30,854	34,856	33,165
Foreign exchange (gains)/losses	40	(162)	177
Other expense (income), net	(299)	(228)	(516)

(Loss) income before income taxes	17,400	(3,497)	8,494
Provision for income taxes	11,896	5,914	6,724

Net (loss) income	$5,504	$(9,411)	$1,770

See notes to consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Dollars in thousands)

	Retained Deficit	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2004	$(775)	$139,923	$(423)	$138,725
Net income	1,770			1,770
Change in minimum pension liability, (net of tax $502)			(932)	(932)

Net income and other comprehensive (loss), net of tax				838
Capital contribution		100		100

Balance, December 31, 2005	$995	140,023	(1,355)	139,663

Net loss	(9,411)			(9,411)
Change in minimum pension liability, (net of tax $145)			270	270

Net loss and other comprehensive (loss), net of tax				(9,141)
Adoption of SFAS No. 158, (net of tax $135)			(2,731)	(2,731)
Stock based compensation		231		231
Return of capital		(6,833)		(6,833)

Balance, December 31, 2006	$(8,416)	$133,421	$(3,816)	$121,189

Net income	5,504			5,504
Change in pension and post-retirement plans, (net of tax $243)			1,545	1,545

Net income and other comprehensive income, net of tax				7,049
Stock based compensation		1,077		1,077
Return of Capital		(15,367)		(15,367)

Balance, December 31, 2007	$(2,912)	$119,131	$(2,271)	$113,948

See notes to consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$5,504	$(9,411)	$1,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,486	46,443	45,932
Amortization of deferred financing charges	2,773	4,221	3,252
Deferred income taxes/(benefit)	(1,807)	(3,673)	(843)
Deferred profit sharing	800	217	(2,052)
Stock based compensation	1,077	231	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(3,763)	(474)	10,482
(Increase)/decrease in inventories	(8,159)	5,712	(9,718)
(Increase)/decrease in other current assets	(4,732)	8,957	(2,632)
(Decrease)/increase in accounts payable	5,581	2,445	(11,650)
(Decrease)/increase in other current liabilities	3,700	(10,744)	11,846
Changes in other long-term assets and liabilities	4,212	5,785	(513)

Net cash provided from operating activities	52,672	49,709	45,874

Cash flows from investing activities:
Capital expenditures	(28,356)	(15,577)	(10,862)
Purchase of assets	(2,120)	—	—

Net Cash used for investing activities	(30,476)	(15,577)	(10,862)

Cash flows from financing activities:
Capital contribution	—	—	100
Return of capital to parent	(15,746)	(6,833)	—
Proceeds from term loans	—	—	42,000
Principal payments of term-loan	(20,500)	(58,900)	(11,655)
Repayment of revolving credit line	—	—	(17,000)

Net cash provided from (used for) financing activities	(36,246)	(65,733)	13,445

Net change in cash	(14,050)	(31,601)	48,457
Cash and cash equivalents at beginning of period	29,618	61,219	12,762

Cash and cash equivalents at end of period	$15,568	$29,618	$61,219

See notes to consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year end is December 31.

Description of Business and Principles of Consolidation

Innophos, Inc. and its Subsidiaries, (“Company”) is a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications.

Innophos Holdings, Inc. (“Holdings”) is the parent of Innophos Investments Holdings, Inc., which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. On June 10, 2004, Innophos, Inc. entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million. A working capital dispute relating to the August 13, 2004 closing balance sheet was settled in June 2007 with no further adjustment to the closing purchase price.

Innophos Investments Holdings, Inc.

Innophos Investments Holdings, Inc., (“Investments Holdings”) reorganized under commonly controlled entities, was incorporated on January 31, 2005 and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. which resulted in the exchange of 1,000 shares of Innophos, Inc. for 297 shares of Innophos Investments Holdings, Inc. On February 10, 2005, Innophos Investments Holdings, Inc. offered $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders. The notes have subsequently been paid in full as of May 17, 2007 (see Note 9). The debt of Innophos Investments Holdings, Inc. was appropriately not reflected in the consolidated financial statements of Innophos, Inc. as included in this Form 10-K. The equity issued by Holdings was appropriately not reflected in the consolidated financial statements of Innophos, Inc. as included in this Form 10-K. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Initial Public Offering of Innophos Holdings, Inc.

In November 2006, Holdings, our ultimate parent, completed an initial public offering , or IPO, in which it sold 8,000,000 issued shares of Common Stock at the price of $12.00 per share (before underwriting discounts and commissions). Prior to that offering, their capital structure was revised to convert two previously outstanding classes of common stock into our current single class Common Stock and was also modified by a reverse stock split affecting the then outstanding shares. Prior to the offering, there was no established trading market for their equity securities. The equity issued by Holdings is appropriately not reflected in the consolidated financial statements of Innophos, Inc. as included in this Form 10-K. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States which require the use of judgments and estimates made by management. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include accruals for contingencies, distributor incentives and rebates, the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method. These costs include raw materials, direct labor, manufacturing overhead and depreciation. Spare parts are included in inventory and are initially recorded at cost.

Inventories, including spare parts, are evaluated for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products with the appropriate charge to cost of goods sold.

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

Our asset retirement obligations policy is consistent with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operations of a long-lived asset. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement cost is then capitalized as part of the carrying value of the long-lived asset and subsequently charged to expense over the asset’s useful life.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, replaces the amortization of goodwill and indefinite-lived intangible assets with the replacement of periodic tests of the impairment of

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company’s annual impairment test for impairment of all reporting units occurs during the fourth quarter of each year.

Other Intangible Assets

Other intangible assets, which consist of developed technology, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives. For capitalized software the amortization period is three to five years; all other identifiable intangibles amortization period is up to twenty years.

External direct costs in developing or obtaining internal use computer software and payroll, and payroll-related costs for employees dedicated solely to the project, to the extent of the time spent directly on the project and which they meet the requirements of SOP 98-1, are capitalized.

Revenue Recognition

Revenues from sales of products are recognized when delivery has occurred and title and risk of loss passes to the customer. In the United States and Canada, the Company records estimated reductions to revenue for distributor incentives and customer incentives such as rebates, at the time of the initial sale. The estimated reductions are based on the sales terms, historical experience and trend analysis. Accruals for distributor incentives are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. This analysis requires significant amount of judgment from management. Changes in the assumptions used to calculate these estimates or changes resulting from actual results are recorded against revenue in the period in which the change occurs.

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

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all Mexican restructuring initiatives however, Mexican law requires payment of certain minimum termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” The Company does have a written severance plan which is in accordance with SFAS No. 112 for its U.S. and Canadian operations. The Company has no accrued obligation for post-employment benefits for U.S. and Canadian operations because the amount is not probable and reasonably estimated. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

Legal Costs

The Company expenses legal costs as incurred, including those legal costs expected to be incurred in connection with a loss contingency.

Income Taxes

The Company is included in a consolidated U.S. tax return of Innophos Holdings, Inc., however the income tax provision has been prepared on a separate return basis. The Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying balance sheets. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.

Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

Environmental Costs

Environmental liabilities are recorded undiscounted when it is probable that these liabilities have been incurred and the amounts can be reasonably estimated. These liabilities are estimated based on an assessment of many factors, including the amount of remediation costs, the timing and extent of remediation actions required by the applicable governmental authorities, and the amount of the Company’s liability after considering the liability and financial resources of other potentially responsible parties. Generally, the recording of these accruals coincides with the assertion of a claim or litigation, completion of a feasibility study or a commitment to a formal plan of action. Anticipated recoveries from third parties are recorded as a reduction of expense only when such amounts are realized. Any insurance receivables would be recorded gross of the estimated liability.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income (loss), adjusted for changes in other comprehensive income items such as changes in defined benefit pension plan funded status. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has identified and reported other comprehensive income in stockholders’ equity.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

In connection with its initial public offering, Holdings effected a recapitalization, through an amendment to their certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and the Class L Common Stock to a single class of Common Stock. As a result of the recapitalization, the historical stock option strips originally granted on April 1, 2005 under the Innophos Holdings, Inc. 2005 Stock Option Plan, or 2005 Plan, were converted, as required under the terms of the 2005 Plan, to 1,116,944 stock options of the new class of Common Stock currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. Holdings accounts for the 2005 Plan using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The valuation method that Holdings used under SFAS No. 123 dictated the transition method that Holdings used under SFAS No. 123(R). As permitted under SFAS No. 123, Holdings valued its stock options at the grant date using the minimum value method. Because Holdings used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants. Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). Holdings will continue to account for the outstanding 2005 Plan awards under APB 25 until they are settled or modified. Upon the adoption of SFAS No. 123(R) and through December 31, 2006 Holdings did not modify any existing stock option awards that were granted under SFAS No. 123. In the third quarter of 2007 Holdings made a modification to its existing stock option awards granted under APB 25, however the modification did not result in any incremental fair value adjustment and, thus, no compensation expense.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently assessing the impact of this standard, but would not expect SFAS No. 157 to have a material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, which for the Company is January 1, 2008. The Company does not anticipate the adoption of EITF 06-11 will have a material effect on its consolidated financial position or results of operations.

In June 2007, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-01 “Accounting for Collaborative Arrangements” (EITF No. 07-01). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer” EITF No. 07-01 is effective for fiscal years beginning December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01, but does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

2. Related Party Transactions:

In connection with the Acquisition on August 13, 2004, the Company entered into an advisory agreement with Bain Capital. This agreement was for general executive and management services, merger, acquisition and divestiture assistance, analysis of financial alternatives and finance, marketing, human resource and other consulting services. In exchange for these services, Bain Capital received an annual advisory services fee of $2 million plus reasonable out-of-pocket expenses. Additionally, Bain Capital was entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket expenses, on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and paid Bain Capital a $13.2 million termination fee.

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

3. Inventories:

Inventories consist of the following:

	2007	2006
Raw materials	$16,231	$17,129
Finished products	54,929	46,789
Spare parts	7,568	6,651

	$78,728	$70,569

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2007 and December 31, 2006 were $8,754 and $7,471, respectively.

4. Other Current Assets:

Other current assets consist of the following:

	2007	2006
Creditable taxes (value added taxes)	$4,647	$243
Prepaid income taxes	548	2,718
Deferred Taxes	2,087	—
Other prepaids	10,478	10,585
Other	624	106

	$18,384	$13,652

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	2007	2006
Land and buildings	$82,164	$79,790
Machinery and equipment	292,517	285,694
Construction-in-progress	21,110	6,511

	395,791	371,995
Less accumulated depreciation	135,228	94,773

	$260,563	$277,222

Depreciation expense, excluding depreciation expense in changes of inventory, was $42,469, $41,249 and $39,419 in 2007, 2006 and 2005, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

6. Goodwill:

	United States	Mexico	Canada	Total
Balance, December 31, 2007 and 2006	$7,237	$37,501	$2,530	$47,268

There were no changes to goodwill during 2006 and 2007.

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	2007	2006
Developed technology and application patents, net of accumulated amortization of $6,389 for 2007 and $4,500 for 2006	10-20	30,211	32,100
Customer relationships, net of accumulated amortization of $2,064 for 2007 and $1,240 for 2006	5-15	9,266	8,861
Tradenames and license agreements, net of accumulated amortization of $2,185 for 2007 and $1,536 for 2006	5-20	7,175	7,764
Capitalized software, net of accumulated amortization of $1,814 for 2007 and $1,210 for 2006	3-5	1,933	2,089
Non-compete agreement, net of accumulated amortization of $63 for 2007 and $714 for 2006	5	567	—

Total Intangibles		$49,152	$50,814

Deferred financing costs, net of accumulated amortization of $11,311 for 2007 and $8,538 for 2006		$10,193	$12,966
Deferred income taxes		542	2,779
Other Assets		595	385

Total other assets		$11,330	$16,130

		$60,482	$66,944

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Amortization expense for intangibles, was $4,034, $6,048 and $5,846 in 2007, 2006 and 2005, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2008	2009	2010	2011	2012
Intangible amortization expense	$4,247	$4,115	$3,831	$3,588	$3,237

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

8. Other Current Liabilities:

Other current liabilities consist of the following:

	2007	2006
Payroll related	$9,746	$8,902
Interest	6,478	6,641
Freight and rebates	5,757	4,668
Benefits and pensions	4,468	5,087
Taxes	8,331	4,418
Legal	1,351	307
Non-trade payable	—	1,310
Other	4,393	5,491

	$40,524	$36,824

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	2007	2006
Senior credit facility	$128,500	$149,000
Senior subordinated notes	190,000	190,000

	$318,500	$339,000
Less current portion	1,328	1,524

	$317,172	$337,476

Senior Credit Facility

The Company maintains a senior credit facility which consists of (1) a five-year $50.0 million revolving credit facility (containing a $20.0 million sub-facility available for the issuance of letters of credit) and (2) a six-year $128.5 million term loan facility.

The senior credit facility provides for interest based upon a fixed spread above either the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan facility bear interest at December 31, 2007 at 7.1%. The amount outstanding on the term loan as of December 31, 2007 was $128.5 million.

There was no amount outstanding on the revolving credit facility at December 31, 2007. The Company has issued approximately $4.1 million of letters of credit under the sub-facility as of December 31, 2007. The lenders under the revolving credit facility are paid a fee on unused commitments under that facility at a rate, for approximately the first five months after closing, equal to 0.50% per annum, and, thereafter, to be reduced to 0.375% so long as Innophos’ leverage ratio is equal to or less than 3.0 to 1. During the existence of any default under the credit agreement, the margin on all obligations under the senior credit facility shall increase by 2% per annum.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Our credit agreement requires us to make amortization payments of the term loan facility in quarterly amounts equal to approximately $0.3 million over the next 7 quarters, and the principal balance payable in four equal quarterly installments of approximately $31.5 million over the remaining 4 quarters with final payment due August 13, 2010. The following are the annual principal payments for the remaining balance of the term loan facility:

Year Ending	Principal Payment
2008	1,328
2009	32,540
2010	94,632

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

The Company is required within five days from the issuance of the 2007 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the required quarterly principal payments. The Company has no excess cash flow payment for 2007 due in March 2008. As such, as of December 31, 2007, $1.3 million classified as the current portion of long term debt represents the 2008 required principal payments.

All of our obligations under the senior credit facility are unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary. The obligations under the senior credit facility (including the guarantees) are collateralized by substantially all of our present and future assets and all present and future assets of each guarantor, including but not limited to:

•	a first-priority pledge of all of the outstanding capital stock owned by us or any guarantor in any domestic subsidiary;

•	a first-priority pledge of 66% of the outstanding capital stock owned by us or any guarantor in any first-tier foreign subsidiary; and

•	perfected first-priority security interests in all of our present and future assets and the present and future assets of each guarantor, subject to certain limited exceptions.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

Events of default under the credit agreement include, but are not limited to,

•	our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period);

•	any representation or warranty proving to have been materially incorrect when made;

•	covenant defaults subject, with respect to certain covenants, to a grace period;

•	bankruptcy events;

•	a cross default to certain other debt;

•	unsatisfied final judgments over a threshold;

•	a change of control;

•	certain ERISA defaults;

•	the invalidity or impairment of any loan document or any security interest.

In connection with the offering of the Investments Holdings Floating Rate Senior Notes, we amended our credit facility to permit, among other things:

•	the issuance of the Investments Holdings Floating Rate Senior Notes;

•	the formation of Innophos Investments;

•	the substitution of Innophos Investments as a guarantor of the senior credit facility and the release of Holdings from its obligations under the credit agreement and the other loan documents.

In connection with the amendment, subsequently amended in connection with Holdings IPO, related to the offering of the Investments Holdings Floating Rate Senior Notes, the Company is subject to certain restrictions in the conduct of its business, its ability to incur indebtedness and its ability to own assets. The amendment also restricts dividends and other payments to be made by Innophos, Inc. to Innophos Investments. For example, Innophos, Inc. may pay dividends to Innophos Investments to provide funding to Innophos Investments or Holdings for (i) payment of corporate overhead expenses of Innophos Investments and Holdings incurred in the ordinary course of business not to exceed $500 in any fiscal year (or, following an initial public offering of the capital stock of Holdings, $1.5 million in any fiscal year), (ii) so long as no event of default shall have occurred and be continuing, payment of any combined, consolidated or unitary taxes that are due and payable by Holdings, Innophos Investments and Innophos, Inc. and payment of any taxes on Holdings’ or Innophos Investment’s corporate franchise, (iii) reasonable fees of officers and directors that are not affiliates of Holdings as well as reimbursements and customary indemnification payments to such officers and directors and (iv) certain payments to Bain Capital.

In connection with the Holdings initial public offering, we have obtained an amendment to our senior credit facility that will, among other things:

•	exclude the proceeds of Holdings initial public offering from the mandatory prepayment provisions of the senior credit facility;

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

In connection with the issuance of the Holdings Senior Unsecured Notes and the corresponding redemption of the Investments Holdings Floating Rate Senior Notes, the Company and its lenders amended the senior credit facility to permit the Company to, among other things, (i) incur up to $120.0 million in unsecured indebtedness of Innophos Holdings, Inc. or Innophos Investments Holdings, Inc., including the Holdings Senior Unsecured Notes and any other future debt issuances, (ii) redeem the entire outstanding amount of Investments Holdings Floating Rate Senior Notes, as well as any premiums and penalties resulting from such redemption, (iii) service the interest on the Holdings Senior Unsecured Notes through Innophos, Inc. making payments of such amounts to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. and (iv) to permit Innophos, Inc. to make payments to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. for the payment by Innophos Holdings, Inc. of dividends on its common stock of up to $0.75 per share (adjusted pro-rata for any future stock splits) up to a maximum of $17.5 million per year.

In addition, the credit agreement includes customary provisions regarding breakage costs incurred in connection with prepayments, changes in capital adequacy and capital requirements or their interpretation, illegality, unavailability and payments free and clear of withholding.

As required by the credit agreement, the Company must maintain 50% of its outstanding debt of the credit facility and the senior subordinated notes in fixed rate instruments. In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $0 as of December 31, 2007. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $0 as of December 31, 2007.

Borrowings under the senior credit facility are subject to the accuracy of representations and warranties (including the absence of any material adverse change in our condition) and the absence of any defaults (including any defaults under the financial covenants that are based on EBITDA). As of December 31, 2007, management believes the Company is in full compliance with the covenant requirements of the Senior Credit Facility.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Subsidiary Guarantees. Our obligations under the Innophos, Inc. Notes are fully, unconditionally, jointly and severally guaranteed on a senior subordinated unsecured basis by all of our existing and future domestic restricted subsidiaries. As of the date of this Form 10-K, Innophos Mexico Holdings, LLC was the only guarantor of the Innophos, Inc. 2004 Senior Subordinated Notes.

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

Any dividends or similar payments to Holdings from Innophos, Inc. will be treated as restricted payments under the indenture governing the 2004 Senior Subordinated Notes. Holdings will rely upon the ability of Innophos, Inc. to make such restricted payments to us in order for us to make any payments on the notes. The amount of all restricted payments that can be made by the Company is approximately equal to 50% of the consolidated net income (as defined in the indenture governing the 2004 Senior Subordinated Notes) of the Company since the beginning of the first fiscal quarter following the date on which the 2004 Senior Subordinated Notes were issued, plus 100% of the net cash proceeds received by the Company since the date of the indenture from the issue or sale of equity interests. The indenture governing the 2004 Senior Subordinated Notes prohibits all restricted payments if a default or event of default has occurred under that indenture or if Innophos, Inc.’s fixed charge coverage ratio is below 2.0 to 1.0.

Floating Rate Senior Notes

On February 10, 2005, Investments Holdings completed a private offering of $120 million floating rate senior notes due 2015. These floating rate senior notes were not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations. The use of the proceeds from the sale of the notes was a distribution to the stockholders of Holdings. These notes were offered at an interest rate based on the three-month LIBOR plus 8% and will be reset quarterly. Interest on the notes accrues and is payable in arrears on February 15, May 15, August 15 and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of additional notes and thereafter in cash. The notes are an unsecured obligation and will rank equally with all of our future senior obligations and senior to our future senior subordinated indebtedness. The notes would be subordinate to our future secured indebtedness.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

These notes were issued in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. Holdings did file a registration statement which became effective on February 14, 2006.

On November 2, 2006 Holdings announced its IPO of 8,695,652 shares of common stock, of which Holdings sold 8,000,000 shares of common stock and the selling stockholders sold 695,652 shares of common stock, priced at $12.00 per share. Holdings did not receive any proceeds from the shares of common stock sold by the selling stockholders. In addition, the underwriters had an option to purchase up to an additional 1,304,348 shares at the IPO from the selling stockholders which was exercised on November 10, 2006 to cover over-allotments of shares. Holdings did not receive any proceeds from the sale of over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. Holdings net proceeds from this offering were approximately $87.2 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. Holdings used the majority of the offering proceeds to pay down approximately $83.3 million in aggregated principal of Innophos Investments Holdings Floating Rate Senior Notes due 2015, or the Floating Rate Senior Notes, on December 11, 2006. These floating rate senior notes are not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations. As a result of this prepayment, Investments Holdings paid a call premium and accrued interest of approximately $4.4 million. Furthermore, the redemption of these notes resulted in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

On April 16, 2007, Innophos Investments Holdings, Inc. called for the redemption of the remaining $60.8 million in principal of its Floating Rate Senior Notes due 2015 effective May 17, 2007. The redemption of the Investments Holdings Floating Rate Senior Notes resulted in an approximate $1.5 million charge to earnings for the acceleration of deferred financing charges and a $1.8 million charge to earnings for the call premium. The $3.3 million charge was recorded in interest expense. These floating rate senior notes are not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Senior Unsecured Notes

On April 16, 2007, Holdings issued $66.0 million aggregate principal amount of Senior Unsecured Notes due 2012. Holdings issued the Senior Unsecured Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. These Senior Unsecured Notes are not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Interest. Interest on the Holdings Senior Unsecured Notes accrues at the rate of 9 1/2% per annum and is payable semi-annually on April 15 and October 15, commencing on October 15, 2007. Interest on overdue principal and interest accrues at a maximum rate that is 1% higher than the then applicable interest rate on the Senior Unsecured Notes. Holdings makes each interest payment to the holders of record on the immediately preceding April 1 and October 1.

Optional Redemption. Holdings may, at their option, redeem some or all of the Senior Unsecured Notes at any time on or after April 15, 2009, at the redemption prices described in the indenture governing the Senior Unsecured Notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Prior to April 15, 2009, they may redeem the Senior Unsecured Notes at a price equal to 100% of the principal amount of the Senior Unsecured Notes plus a make-whole premium.

Change of Control. Upon a change of control, Holdings may be required to make an offer to purchase each holder’s Holdings Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Certain Covenants. The indenture governing the Holdings Senior Unsecured Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

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

These limitations are subject to a number of important qualifications and exceptions as described in the indenture governing the Holdings Senior Unsecured Notes. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

The proceeds from the sale of the Holdings Senior Unsecured notes, together with $0.5 million of cash on hand, were applied to pay expenses and redeem the entire remaining outstanding amount of Investments Holdings Floating Rate Senior Notes due 2015 (including the payment of principal, premium and accrued interest). Fees and expenses related to the Holdings Senior Unsecured notes offering were approximately $1.8 million. This amount was recorded as deferred financing costs and will be amortized over the life of the Holdings Senior Unsecured notes using the effective interest method. These Senior Unsecured Notes are not included in the consolidated results of Innophos, Inc. However, all operations of Holdings and Investments Holdings are conducted through Innophos, Inc. and therefore Holdings and Investments Holdings are dependent on us for debt servicing and dividend payments through our operations.

Total interest paid by Innophos, Inc. for all indebtedness for 2007 (excluding the interest paid by Holdings and Investments Holdings of $9,051), 2006 (excluding the interest paid by Investments Holdings of $9,224) and 2005 was $29,735, $33,488 and $30,907.

As of December 31, 2007, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Year Ended December 31,
	2007	2006	2005
Interest expense	$29,574	33,098	$31,267
Deferred financing cost	2,773	4,221	3,250
Interest income	(825)	(2,463)	(1,352)
Less: amount capitalized for capital projects	(668)	—	—

Total interest expense, net	$30,854	$34,856	$33,165

Interest related to our parents’ debt, the floating rate senior notes and the senior unsecured notes described above, is not included in our interest expense.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	2007	2006
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,926	1,127
Deferred income taxes	19,310	21,511
Pension and post retirement liabilities (US and Canada only)	4,213	6,035
Other Liabilities	5,107	3,940

	$31,656	$33,713

11. Stockholders’ Equity / Stock-Based Compensation:

Innophos Inc. has 1,000 shares issued and outstanding, which are all owned by Innophos Investments Holdings, Inc. (see corporate structure—page 27). Innophos Investments Holdings, Inc. has 297 shares issued and outstanding, which are all owned by Innophos Holdings, Inc., the parent company of Innophos Investments Holdings, Inc.

Holdings compensation programs include share-based payments. In 2007, 2006 and 2005, the primary share-based awards and their general terms and conditions are as follows:

•

Stock options, which entitle the holder to purchase, after the end of a vesting term, a specified number of shares of Holdings common stock at an exercise price per share set equal to the market price of Holdings common stock on the date of grant.

•

Restricted stock grants, which entitle the holder to receive, at the end of each vesting term, a specified number of shares of Holdings common stock, and which also entitle the holder to receive dividends paid on such grants throughout the vesting period.

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Holdings common stock, within a range of shares from zero to a specified maximum, calculated using a three year future average return on invested capital (i.e. the three year period 2008-2010 for a 2007 award) as defined solely by reference to Holdings own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

Prior to the Company effectuated a recapitalization, through an amendment to our certificate of incorporation declaring a reverse stock split and reclassifying all of the outstanding shares of our Class A and Class L common stock into a single class of common stock. Holdings IPO, Holdings, authorized 99,999,999 shares of Class A common stock, par value $.001 and Holdings has authorized 11,111,111 shares of Class L common stock, par value $.001. The Company’s Class A common stock is the same as the Class L common stock, except that the Class L common stock is entitled to a preference over the Class A common stock with respect to any distribution by Holdings to holders of its capital stock. After payment of such preference amount, each share of Class A common stock and Class L common stock will participate ratably in all distributions by Holdings to holders of its capital stock.

In connection with the Holdings IPO, Holdings effectuated a recapitalization, through an amendment to their certificate of incorporation declaring a reverse stock split and reclassifying all of the outstanding shares of their Class A and Class L common stock into a single class of common stock. Holdings also declared a reverse stock split prior to the closing of the IPO. Immediately prior to the consummation of the IPO, each outstanding share of Class A common stock was converted, giving effect to a reverse stock split, into approximately 0.2183 shares of a single class of common stock and, in exchange for the extinguishing of the distribution preference due in respect of the Class L shares, each outstanding share of Class L common stock was converted into approximately 0.5482 shares of a single class of common stock, in complete satisfaction of our obligations in respect of the Class L shares. Holdings has amended their certificate of incorporation to reflect such conversion. As such, at the time of conversion, 43,975,433 Class A shares converted to 9,597,696 common shares and 4,886,161 Class L shares converted to 2,678,383 common shares. All per share and share amounts reflect the reverse stock split. Upon consummation of the IPO, Holdings issued an additional 8,000,000 shares of common stock.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

The Holdings 2005 Plan was adopted on April 1, 2005 to provide for the grant of options to purchase Class L Common Stock and Class A Common Stock. On April 1, 2005, Holdings authorized 641,170 of Class L stock options and authorized 5,770,531 of Class A stock options. On April 1, 2005, Holdings granted 448,819 stock option strips. The recipient of the stock option must exercise nine Class A stock options to acquire nine shares of Class A common stock for every one share of Class L common stock acquired through the exercise of one Class L stock options. The determination of the fair value of the underlying Class A and Class L common stock used to determine the exercise prices for the aggregated option strips granted on April 1, 2005 was performed contemporaneously with the issuance of the option strips. Because each option strip must be exercised in tandem and are non-separable, as described above, Holdings believes it is appropriate to view each option strip in the aggregate. As a result of the recapitalization, the historical Class A and Class L common stock option strips were converted to 1,116,944 single class common stock options each with an exercise price of $2.55 per share as required under the original terms of the 2005 Plan.

On May 24, 2007 the two independent directors of Holdings were granted a total of 4,424 stock options which were fully vested with an exercise price of $15.37 per share. These grants were reissued options under the 2005 Plan of previously forfeited options. These options are accounted for under the provisions of SFAS No. 123(R). The compensation expense to these immediate vesting options was approximately $22.

The 2005 Plan provided for grants of qualified and non-qualified stock options with a ten year term. All options vest ratably over an approximate five year term. The 2005 Plan, for all practical purposes, was discontinued with the adoption of the Innophos Holdings, Inc. 2006 Stock Option Plan, or 2006 Plan.

On November 2, 2006, Holdings Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers of Innophos, Inc. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. Declared dividends will accrue on the restricted stock and will vest over the same period. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. Holdings recognized approximately $0.2 million and $0.9 million of compensation expense in 2006 and 2007, respectively. There were 173,568 unvested shares granted as of December 31, 2006. As of December 31, 2007, there are 96,428 unvested shares and 77,140 shares which have vested.

The 2006 Plan was adopted as a successor to Holdings 2005 Plan prior to the IPO in November 2006. The 2006 Plan allows for the issuance of up to 1,000,000 shares of Common Stock under its stock provisions. On October 22, 2007 Holdings granted 287,200 non-qualified stock options and 74,650 performance stock awards to certain employees of Innophos, Inc. at an exercise price of $15.20 per share with a fair value of $1.9 million. The non-qualified stock options vest annually over three years while the performance stock awards vest at the end of the three year service period with a ten-year term from date of grant for both. On December 19, 2007 Holdings granted 2,000 non-qualified stock options and 600 performance stock awards to a certain employee of Innophos, Inc. at an exercise price of $14.47 per share with a fair value of $15. The non-qualified stock options vest annually over three years while the performance stock awards vest at the end of the three year service period with a ten-year term from date of grant for both. At December 31, 2007, assuming all performance share grants are at target, there were 635,550 shares available for future grants under the 2006 Plan.

All of the awards granted under the 2006 Plan are accounted for under the provisions of SFAS No. 123(R). The compensation expense is amortized on a straight-line basis over the requisite service period, adjusted for forfeiture assumptions. The Company recognized approximately $0.2 million of compensation expense in 2007 for the awards under the 2006 Plan. Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2007	2006	2005
Stock options	$91	$—	$—
Restricted stock	926	213	—
Performance shares	60	—	—

Total stock-based compensation expense	$1,077	$213	$—

A summary of stock option activity during the year ended December 31, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,116,943	$2.55
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	1,116,943	$2.55

Exercisable at December 31, 2006	614,320	$2.55

Outstanding at January 1, 2007	1,116,943	$2.55
Granted	368,874	15.20
Forfeited	(65,649)	2.55
Exercised	(422,860)	2.55

Outstanding at December 31, 2007	997,308	$7.23

Exercisable at December 31, 2007	389,526	$2.70

The fair value of the options and performance shares granted during 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2007
Expected volatility	36.8%
Dividend yield	4.5%
Risk-free interest rate	4.2%
Expected term	6 years
Weighted average grant date fair value of stock options	$3.97

Performance shares	Year Ended December 31, 2007
Expected volatility	34.4%
Dividend yield	4.5%
Risk-free interest rate	3.9%
Expected term	3 years
Weighted average grant date fair value of performance shares	$13.28

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

method as prescribed by SAB No. 107 since Holdings has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB No. 107. The expected term for the performance shares is a 3 year cliff vesting. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. Holdings applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly. Declared dividends will accrue on the performance shares and will vest over the same period.

The total intrinsic value of options exercised during 2007 was $5.2 million. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $7.6 million and $4.7 million, respectively. The total remaining unrecognized compensation expense related to stock options is as follows:

	Unrecognized Compensation Expense
	Restricted Stock	Stock Options	Performance Based
Amount	$926	$1,075	$939
Weighted-average years to be recognized	1.0 years	2.8 years	2.8 years

There was a $15.7 million return of capital to our parent in which $12.6 million was used to pay dividends on Holdings Common Stock and $3.1 million was used to pay interest on Holdings Senior Unsecured Notes.

12. Pension Plans and Postretirement Benefits:

Innophos maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover substantially all U.S. and Canadian employees.

In the United States, salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service. The defined contribution plans were established by the Company in 2004; the defined benefit plan for union-represented hourly employees is a continuation of the Rhodia Canada Inc.’s pension plan for its Port Maitland union employees, which was included in the Acquisition.

Innophos also has other postretirement benefit plans covering substantially all of its U.S. and Canadian employees. Certain employee groups covered under the plans do not receive benefits post-age 65. In the United States, the health care plans are contributory with participants’ contributions adjusted annually, and limits on the company’s share of the costs; the life insurance plans are noncontributory. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, are not significant. In Canada, the plans are non-contributory.

Innophos uses a December 31 measurement date for all of its plans. For the purposes of the following schedules, beginning of the year is January 1, 2007 and January 1, 2006.

The weighted average discount rate at the measurement dates for the Company’s defined benefit pension plans and the post-retirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s projected benefit payment stream.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

The expected return is based on a specific asset mix, active management, rebalancing among diversified asset classes within the portfolio, and a consistent underlying inflation assumption to calculate the appropriate long-term expected investment return.

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $110. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $105.

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

(in thousands)	December 31, 2006 Pre SFAS No. 158 Impact	SFAS No. 158 Impact	December 31, 2006 Post SFAS No. 158 Impact
Other assets	$386	$(386)	$—
Deferred Tax Asset	600	135	735
Pension and post-retirement liabilities	3,587	2,480	6,067
Accumulated other comprehensive loss, net	1,085	2,731	3,816

The amounts in accumulated other comprehensive income (loss), or AOCI that are expected to be amortized as components of net periodic benefit cost (benefit) during 2008 are as follows:

	Pension	Other Benefits	Total
Prior Service Cost	$—	$262	$262
Net Actuarial Loss/(Gain)	77	(92)	(15)
Transition Obligation	—	34	34

The changes in benefit obligations recognized in other comprehensive loss during 2007 are as follows:

	Pension Benefits	Other Benefits	Total 2007
	2007	2007
Change in accumulated other comprehensive income
Amortization of net gain	$(51)	$102	$51
Amortization of prior service cost	(43)	(294)	(337)
Prior service cost arising during period from amendments	(1,423)	(232)	(1,655)
Net loss arising during period	644	(5)	639

Total change in accumulated other comprehensive income	(873)	(429)	(1,302)

Deferred taxes	(253)	10	(243)

Net amount recognized	$(1,126)	$(419)	$(1,545)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

U.S. Plans

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

Obligations and Funded Status—U.S. Plans

At December 31

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accumulated benefit obligation	$1,909	$1,485	$2,590	$2,438

Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$2,956	$2,561	$2,438	$2,067
Service cost	201	344	311	320
Interest cost	134	143	126	114
Actuarial (Gain)/Loss	(154)	(86)	(21)	(63)
Actual Benefits Paid	(2)	(6)	(32)	—
Plan Amendments	(1,220)	—	(232)	—

Projected Benefit Obligation at End of Year	$1,915	$2,956	$2,590	$2,438

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$462	$363	$—	$—
Actual Return on Plan Assets	36	36	—	—
Employer Contributions	688	69	32	—
Actual Benefits Paid	(2)	(6)	(32)	—

Fair Value of Trust Assets at End of Year	$1,184	$462	$—	$—

Funded Status of the Plan	$(731)	$(2,493)	$(2,590)	$(2,438)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	—	—	(76)	(52)
Noncurrent Liabilities	(731)	(2,493)	(2,514)	(2,386)

Net Amounts Recognized	$(731)	$(2,493)	$(2,590)	$(2,438)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$—	$—
Prior Service Cost/(Credit)	—	1,112	1,834	2,329
Net Actuarial (Gain)/Loss	(238)	247	(1,140)	(1,235)

Total Amount Recognized	$(238)	$1,359	$694	$1,094

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$201	$344	$323	$311	$320	$270
Interest cost	134	143	115	126	114	94
Expected Return on Assets	(61)	(35)	(20)	—	—	—
Amortization of
Prior Service Cost	43	136	136	262	288	288
Actuarial (Gain)/Loss	2	14	2	(115)	(117)	(139)
Curtailment Expense	203	—	—	—	—	—

Net Periodic Cost	$522	$602	$556	$584	$605	$513

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	6.00%	5.75%	5.50%	5.75%	5.75%	5.50%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	3.00%	3.00%	3.00%	3.00%	3.00%
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2008	$20	$76
Fiscal 2009	31	112
Fiscal 2010	46	152
Fiscal 2011	60	179
Fiscal 2012	74	217
Fiscal Years 2013-2017	581	1,656

Innophos expects to contribute approximately $0.4 million to its U.S. defined benefit pension plan in 2008.

The estimated net actuarial gain, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $(8), $0 and $0, respectively.

The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $(99), $262 and $0, respectively.

Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Plan Assets

As of December 31, 2007 the Innophos, Inc. Pension Investment Committee was in the process of formalizing an investment policy designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Plan Assets at December 31
	2007	2006
Asset Category
Equity securities	59.7%	60.0%
Commercial paper	40.3	40.0

Total	100.0%	100.0%

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $2.2 million, $1.9 million and $1.7 million for 2007, 2006 and 2005, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Canadian Plans

Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Accumulated benefit obligation	$8,543	$7,350	$998	$823

Projected Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$7,350	$7,083	$823	$736
Service cost	230	217	55	49
Interest cost	420	385	49	42
Actuarial (Gain)/Loss	(292)	(138)	(48)	—
Actual Benefits Paid	(288)	(262)	(10)	(9)
Exchange Rate Changes	1,123	65	129	5

Projected Benefit Obligation at End of Year	$8,543	$7,350	$998	$823

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$7,037	$5,464	$—	$—
Actual Return on Plan Assets	(263)	623	—	—
Employer Contributions	1,346	1,184	10	9
Actual Benefits Paid	(288)	(262)	(10)	(9)
Exchange Rate Changes	1,185	28	—	—

Fair Value of Trust Assets at End of Year	$9,017	$7,037	$—	$—

Funded Status of the Plan	$474	$(313)	$(998)	$(823)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$474	$—	$—	$—
Current Liabilities	—	—	(30)	—
Noncurrent Liabilities	—	(313)	(968)	(823)

Net Amounts Recognized	$474	$(313)	$(998)	$(823)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$392	$386
Prior Service Cost/(Credit)	—	—	—	—
Net Actuarial (Gain)/Loss	2,228	1,506	172	207

Total Amount Recognized	$2,228	$1,506	$564	$593
Deferred Taxes	(780)	(527)	(197)	(208)

Net amount recognized	1,448	979	367	385

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$230	$217	$158	$55	$49	$37
Interest cost	420	385	325	49	42	31
Expected Return on Assets	(565)	(428)	(356)	—	—	—
Amortization of
Net Transition Obligation	—	—	—	32	30	29
Actuarial (Gain)/Loss	49	73	6	13	15	—

Net Periodic Cost	$134	$247	$133	$149	$136	$97

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.50%	5.25%	5.25%	5.50%	5.25%	5.25%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.25%	5.25%	6.00%	5.25%	5.25%	6.00%
Expected Long-Term Rate of Return	7.00%	7.00%	7.50%	0.00%	0.00%	0.00%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Accrued Health Care Cost Trend Rates at End of Year
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)				10%	10%	10%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)				5%	5%	5%
Year that the Rate Reaches the Ultimate Rate				2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2007	2006
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase On
Total of Service Cost and Interest Cost	$19	$16
Postretirement Benefit Obligation	$156	$128
Effect of a 1% Decrease On
Total of Service Cost and Interest Cost	$(15)	$(12)
Postretirement Benefit Obligation	$(124)	$(102)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $85, $0 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $7, $0 and $34, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Plan Assets

Innophos, Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	2007	2006
Asset Category
Equity securities	58.7%	61.3%
Debt securities	39.2	37.6
Other	2.1	1.1

Total	100%	100%

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

Cash Flows

Contributions

Innophos Canada, Inc. contributed $1.3 million to its pension plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2008	$349	$30
Fiscal 2009	388	31
Fiscal 2010	390	35
Fiscal 2011	412	31
Fiscal 2012	450	33
Fiscal Years 2013-2017	2,613	299

Innophos plans to contribute approximately $1.2 million to its Canadian pension plan in 2008.

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2007, 2006 and 2005, respectively.

Mexico

In accordance with Mexican labor law, a Mexican employee is entitled to certain post employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in profit sharing based on 10% of adjusted taxable income. For 2007, 2006 and 2005, Innophos Fosfatados de Mexico, S.A. de C.V., recorded provisions of $2,135, $1,484 and $1,521, respectively, for these liabilities.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

13. Income Taxes:

A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2007		2006		2005
	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$(18,012)	$293	$(23,115)	$280	$(5,332)	$260
Canada/Mexico	35,412	11,603	19,618	5,634	13,826	6,464

Total	$17,400	$11,896	$(3,497)	$5,914	$8,494	$6,724

Current income taxes		$13,703		$9,587		$7,567
Deferred income taxes		(1,807)		(3,673)		(843)

Total		$11,896		$5,914		$6,724

	Year Ended December 31,
	2007	2006	2005
Income tax (benefit) expense at the U.S. statutory rate	$6,091	$(1,226)	$2,973
State Income taxes (net of federal tax effect)	90	76	62
Foreign tax rate differential	(504)	(1,167)	1,816
Change in U.S. valuation allowance	6,412	(606)	1,993
Non-deductible permanent items	(193)	8,837	83
Other	—	—	(203)

Provision for income taxes	$11,896	$5,914	$6,724

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2007	2006
Net current deferred tax assets	$2,087	$—
Net noncurrent deferred tax assets	542	2,779
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(19,310)	(21,511)

Net deferred tax liabilities	$(16,681)	$(18,732)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Inventories	$2,703	$2,016
Accrued liabilities	6,847	6,660
Intangibles	358	816
Other	24	11
Tax losses	18,114	12,438

Total deferred tax assets	28,046	21,941

Deferred tax liabilities:
Fixed assets	(34,060)	(36,264)

Total deferred tax liabilities	(34,060)	(36,264)

Total valuation allowances	(10,667)	(4,409)

Net deferred tax liabilities	$(16,681)	$(18,732)

The U.S. operations have tax loss carry forwards of $48.6 million on a separate return basis (see Note 1, “Income Taxes), which will expire in approximately 20 years, as of December 31, 2007. Since the U.S. operations is not a taxpaying entity, the loss carryforwards include $1.1 million related to windfall tax benefits. The windfall tax benefits will be recorded in paid-in capital if realized.

A valuation allowance of $10.7 million is provided for the total net U.S. deferred tax assets due to the uncertainty of future profitable operations and therefore, management does not believe it is more likely than not that such assets will be utilized. The Company therefore intends to maintain a valuation allowance for its U.S. net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal. The Company is included in a consolidated U.S. tax return. Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of Holdings U.S. net operating loss carryforwards may be limited, if Holdings experiences a change in ownership of more than 50% within a three year period. As a result of Holdings IPO, the Company’s net operating loss carryforwards available to offset future taxable income arising before the ownership change may be limited. Holdings believes it has experienced an ownership change on April 2, 2007 that limits the utilization of net operating losses to offset future taxable income. Holdings maintains a full valuation allowance for its U.S. net deferred tax assets and net operating loss carryforwards as realization of the U.S. net deferred tax asset is not reasonably assured. Therefore, as a result of the full valuation allowance for the U.S. net deferred tax assets, Holdings believes that the ownership change pursuant to Section 382 does not have a financial statement impact.

In October 2006, our Mexican subsidiary distributed $27.0 million to its U.S. parent company, Innophos, Inc. As such, for U.S. tax purposes, $25.2 million of this distribution was deemed taxable income and $1.8 million was treated as a return of basis.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

Income taxes paid were $7,786 and $13,925 for 2007 and 2006, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

14. Commitments and Contingencies:

Leases

Under agreements expiring through 2017, the Company leases railcars and other equipment under various operating leases. Rental expense for 2007, 2006 and 2005 was $4,438, $4,535 and $5,325, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2008	$4,330
2009	3,698
2010	3,171
2011	2,588
2012	1,856
Thereafter	3,536

Purchase Commitments and Supplier Concentration

The Company has two supply contracts with minimum purchase commitments. One with an initial term through 2018, with an automatic five-year renewal term at prices established annually based on a formula and the other with a term through 2008. The combined minimum annual purchase obligation for both contracts, at current prices, approximates $62.4 million for 2008.

Our business activities depend on long-term or renewable contracts to supply materials or products. In particular, we rely to a significant degree on single-source supply contracts and some of these contractual relationships may be with a relatively limited number of suppliers. Although most of our supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year, one or more of these contracts may come up for renewal. In addition, from time to time, we enter into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain duration. If we experience delays in delivering contracted production, we may be subject to contractual liabilities to the buyers to whom we have promised the products.

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

Under the Rhodia Agreement between the Company and several affiliates within the Rhodia S.A. Group according to which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. With respect to undisclosed environmental matters, such indemnification rights are subject to certain substantial limitations and exclusions.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2007.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. We could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns and EPA’s follow up questions in 2007 by explaining how in our judgment our operations meet applicable regulations or exemptions.

As part of its enforcement efforts, EPA has sought civil penalties from phosphate manufacturers for claimed violations of hazardous waste regulations, and, from time to time, has referred these matters to the DOJ for possible litigation. On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred a civil case to the DOJ regarding our Geismar operations, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate hazardous waste regulations under the Resource Conservation and Recovery Act, or RCRA, by failing to manage certain hazardous wastes appropriately. The letter states that EPA/DOJ intends to seek unspecified civil penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. As we believe the agencies have failed to consider properly the basis of why we maintain our Geismar operations are compliant, we intend to meet with them promptly to review the matter and take other action necessary to defend against unwarranted enforcement action.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the CNA of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $31.3 million at current exchange rates as of February 27, 2008, including basic charges of $10.8 million and $20.5 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999 totaling approximately $107 million (including interest, inflation and penalties), was nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, or Mexican Tax Court, determined to be final and unappealable in July 2007.

Rhodia Indemnity Confirmed. As a result of litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for the CNA claims under the Rhodia Agreement under which we purchased our business from Rhodia, on February 12, 2008 the New York Court of Appeals affirmed lower court rulings that Innophos is fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the closing date of the Transaction, August 13, 2004 were such liabilities to be sustained.

Further Proceedings. The Fresh Water Claims are currently pending review on appeal by the Mexican Tax Court. A final determination of the CNA Fresh Water matter may require further appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay on its indemnification obligations, our subsidiary could be required to pay a judgment for the entire amount claimed.

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $9 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing , representing approximately $4 million of basic charges. Moreover, although not included in our judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $5

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

million or other measure of damages for such breaches. Rhodia contests indemnification responsibility for such breaches. As the issue of indemnity responsibility for post-closing fresh water claims remains unresolved in the New York Litigation, it is possible that case will proceed to trial or motions to resolve this and other issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

Mexican Water Recycling System—PAMCAR Agreement

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.7 million at current exchange rates as of February 27, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.4 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the Mexican Secretariat of Communications and Transportation, or SCT related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and complied with the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title. By July 2007 we had completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which was included in cost of goods sold for the second fiscal quarter of 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material. We have also been notified informally by the SCT that we may owe additional sums due to a difference between the square meter areas for the Company’s pier as-built versus the full square meter area under the Concession Title. Management has determined that such additional liability is reasonably possible, and could range from zero to $0.7 million. Accordingly we have not established a liability on the balance sheet as of December 31, 2007.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable under the Rhodia Agreement. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable has been recorded as of December 31, 2007.

U.S. Department of Justice STPP Investigation

In September 2007, we received a letter from the United States Department of Justice, or DOJ, disclosing that it was conducting an investigation of “potential antitrust violations” in the STPP (sodium tripolyphosphate) industry. The letter transmitted a grand jury subpoena issued by the United States District Court for the Northern District of California to produce documents and other materials relating to our STPP business focusing on the period from January 1, 2002 through December 31, 2005. We believe that the DOJ investigation is just getting underway and understand that other STPP producers have received similar subpoenas.

We are cooperating fully with the DOJ investigation and complying with the subpoena by producing the documents and materials. Through February 2008, we completed our searches, review and delivery to the DOJ of what we believe to be substantially all the responsive materials.

Management believes based on all available information responsive to the subpoena, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of December 31, 2007.

We acquired our STPP business in August 2004 as part of the transactions under the Rhodia Agreement. In the event there were to be a claim resulting in liability, we would evaluate potential indemnification rights against Rhodia under the Rhodia Agreement, based upon the facts and circumstances giving rise to such claim.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to August 13, 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claims Mexicana, agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe we have meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, we believe we have not agreed to arbitrate any dispute with Sudamfos, and therefore we may contest ICC jurisdiction. Management has determined that the contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet as of December 31, 2007. In addition, Mexicana believes Sudamfos is wrongfully refused payment of approximately $ 1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana intends to vigorously pursue collection of the receivable and defense of the Sudamfos in an appropriate forum. Management has determined that this outstanding receivable is fully collectible.

On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred a civil case to the DOJ regarding our Geismar, Lousiana facility, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate hazardous waste regulations under RCRA by failing to manage certain hazardous wastes appropriately. According to the letter, EPA/DOJ intends to seek unspecified civil penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. We intend to meet with them promptly to review the matter and take other action necessary to defend against unwarranted enforcement action. Based on the advice of counsel and our review of the matter thus far, we have determined that liability arising from it is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet for it at this time.

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

Other contingencies

The Company is a party to a 2004 Registration Rights Agreement with Bain Capital and others. On May 30, 2007, as required in response to a demand under that agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering 5.0 million shares of its common stock proposed to be offered to the public through underwriters by selling stockholders under the agreement. Under the Registration Rights Agreement, the Company would be required to bear the costs of such an offering, except for underwriting discounts and commissions, although the Company will not receive proceeds from it. On August 9, 2007, due to adverse market conditions, Bain Capital requested us to withdraw the registration statement. The request was filed with the SEC on August 10, 2007.

15. Financial Instruments and Concentration of Credit Risks:

The senior credit facility borrowings are at variable rates of interest and, therefore, the Company’s management believes that the carrying amount approximates fair market value.

The carrying value of our Senior Subordinated Notes and Holdings Senior Unsecured Notes are $190.0 million and $66.0 million, respectively. The quoted fair values at December 31, 2007 based on quoted market prices (excluding accrued interest) are approximately $188.1 million and $65.3 million, respectively.

The Company did not hedge its commodity on currency risks at December 31, 2007. In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument include a rate cap of 7%, a referenced index that is based on a three month LIBOR and an expiration date of April 2009. The fair value of this rate cap derivative instrument is $0 as of December 31, 2007. The second rate cap instrument has a rate cap of 7%, a referenced index that is based on a one month LIBOR and an expiration date of April 2008. The fair value of this rate cap derivative instrument is $0 as of December 31, 2007. The related cash flow impact of these derivatives are reflected as cash flows from operating activities.

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 39%, 39% and 36%, respectively, of net sales for 2007, 2006 and 2005, and the largest customer accounted for no more than approximately 10% of net sales for the period 2007, 2006 and 2005, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

16. Valuation Allowances:

Valuation allowances as of December 31, 2007, 2006 and 2005, and the changes in the valuation allowances for the year ended December 31, 2007, 2006 and 2005 are as follows:

	Balance, January 1, 2007	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2007
Deferred taxes valuation allowances	$4,409	$6,258	$—	$—	$10,667
Allowance for doubtful accounts	1,318	—	(1,318)	—	—

	Balance, January 1, 2006	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2006
Deferred taxes valuation allowances	$4,106	$303	$—	$—	$4,409
Allowance for doubtful accounts	1,337	—	(19)	—	1,318

	Balance, January 1, 2005	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2005
Deferred taxes valuation allowances	$5,557	$2,132	$—	$(3,583)	$4,106
Allowance for doubtful accounts	2,314	(649)	(328)	—	1,337

17. Early Cancellation of Rhodia Sales Agency Agreement:

Effective June 30, 2007 Innophos and Rhodia, Inc. completed a transaction, which resulted in the early cancellation of the companies’ 2004 “pharma” global sales agency agreement, and the acquisition of related business assets by Innophos. Under the 2004 agreement, which had a term of 10 years, Rhodia and its affiliates provided sales, marketing, R&D and technical services for Innophos’ calcium phosphate pharmaceutical excipients and nutritional supplements.

The early cancellation, mutually agreed upon by the parties, resulted in Innophos directly marketing those products through its own sales organization, and assuming all product development activities. Rhodia agreed to five year global non-competition and non-solicitation covenants with respect to the products and applications involved, and conveyed certain contracts, R&D equipment, patents, trade names, and intellectual property rights to Innophos.

The overall transaction resulted in payments by Innophos to Rhodia of $9.0 million. The transaction resulted in a charge of approximately $6.3 million to selling, general and administrative expenses in the second quarter of 2007 related to the contract cancellation value. Prepaid transition costs of $0.6 million, fully amortized as of December 31, 2007, and the business related assets, both tangible and intangible, of $2.1 million were also recorded in the second quarter of 2007. The lives of the business related assets were between three and seven years. In 2006, the commissions paid by Innophos to Rhodia under this agreement totaled $3.7 million.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

For the year ended December 31, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$326,882	$222,699	$29,401	$—	$578,982
Intersegment sales	26,239	24,560	57,002	(107,801)	—

Total sales	353,121	247,259	86,403	(107,801)	578,982

Operating income	$3,585	$39,819	$4,591	—	$47,995

Other data
Capital expenditures	$7,275	$18,999	$2,082	$—	$28,356
Long-lived assets	172,134	164,479	20,370	—	356,983
Total assets	586,398	222,839	137,777	—	947,014

Reconciliation of total assets to reported assets
Total assets	$586,398	$222,839	$137,777	$—	$947,014
Eliminations	(301,711)	(902)	(103,329)	—	(405,942)

Reported assets	$284,687	$221,937	$34,448	$—	$541,072

For the year ended December 31, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$318,105	$194,639	$29,053	$—	$541,797
Intersegment sales	26,067	22,655	55,848	(104,570)	—

Total sales	344,172	217,294	84,901	(104,570)	541,797

Operating income	$1,564	$28,422	$983	—	$30,969

Other data
Capital expenditures	$10,150	$4,720	$707	$—	$15,577
Long-lived assets	191,921	163,290	20,092	—	375,303
Total assets	584,121	216,283	115,118	—	915,522

Reconciliation of total assets to reported assets
Total assets	$584,121	$216,283	$115,118	$—	$915,522
Eliminations	(274,861)	(877)	(78,195)	—	(353,933)

Reported assets	$309,260	$215,406	$36,923	$—	$561,589

For the year ended December 31, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$321,255	$183,169	$31,075	$—	$535,499
Intersegment sales	32,437	28,194	47,050	(107,681)	—

Total sales	353,692	211,363	78,125	(107,681)	535,499

Operating income (loss)	$21,057	$20,327	$(64)	—	$41,320

Other data
Capital expenditures	$7,603	$2,741	$518	$—	$10,862
Long-lived assets	207,790	176,463	23,113	—	407,366
Total assets	624,142	243,338	77,243	—	944,723

Reconciliation of total assets to reported assets
Total assets	$624,142	$243,338	$77,243	$—	$944,723
Eliminations	(261,050)	(2,913)	(38,793)	—	(302,756)

Reported assets	$363,092	$240,425	$38,450	$—	$641,967

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

	Year Ended December 31,
Product Revenues	2007	2006	2005

Purified Phosphoric Acid	$128,882	$129,820	$119,534
Specialty Salts and Acids	293,389	276,566	284,200
STPP & Other Products	156,711	135,411	131,765

Total	$578,982	$541,797	$535,499

	Year Ended December 31,
Geographic Revenues	2007	2006	2005

US	$303,941	$292,514	$294,139
Mexico	131,811	130,302	119,946
Canada	31,109	32,240	33,229
Other foreign countries	112,121	86,741	88,185

Total	$578,982	$541,797	$535,499

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

Intersegment sales are recorded based on established transfer price.

Long-lived assets include property, plant and equipment, goodwill and intangibles.

19. Quarterly information (unaudited):

	2007 Quarters ended
	Successor
	March 31	June 30		September 30	December 31	Total
Net sales	$136,680	$151,912		$146,451	$143,939	$578,982
Gross profit	20,982	31,943		29,737	21,535	104,197
Net income (loss)	$(155)	$504	(a)	$7,401	$(2,246)	$5,504

(a)	Includes the $6.3 million termination fee related to the early cancellation of the pharma sales agency arrangements with Rhodia, Inc.

	2006 Quarters ended
	Successor
	March 31	June 30	September 30	December 31		December 31
Net sales	$130,335	$139,281	$140,619	$131,562		$541,797
Gross profit	21,750	23,503	22,736	24,292		92,281
Net income (loss)	$3,113	$2,720	$(164)	$(15,080	)(a)	$(9,411)

(a)	Includes the Bain termination fee and the related call premiums related to the call of the Floating Rate Senior Notes.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Balance Sheet

As of December 31, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,657	$6	$11,905	$—	$15,568
Accounts receivable	135,348	—	125,041	(200,310)	60,079
Inventories	47,868	—	30,860	—	78,728
Other current assets	11,685	—	7,366	(667)	18,384

Total current assets	198,558	6	175,172	(200,977)	172,759
Property, plant and equipment, net	125,914	—	134,649	—	260,563
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	100,616	65,849	—	(166,465)	—
Intercompany notes	104,351	—	—	(104,351)	—
Intangibles and other assets, net	49,717	—	10,765	—	60,482

Total	$586,393	$65,855	$360,617	$(471,793)	$541,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,328	$—	$—	$—	$1,328
Accounts payable, trade and other	120,426	—	116,328	(200,310)	36,444
Other current liabilities	27,135	—	14,056	(667)	40,524

Total current liabilities	148,889	—	130,384	(200,977)	78,296
Long-term debt	317,172	—	104,351	(104,351)	317,172
Other long-term liabilities	6,385	—	25,271	—	31,656
Total stockholders’ equity	113,947	65,855	100,611	(166,465)	113,948

Total	$586,393	$65,855	$360,617	$(471,793)	$541,072

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Balance Sheet

As of December 31, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$14,687	$6	$14,925	$—	$29,618
Accounts receivable	111,939	—	98,334	(153,957)	56,316
Inventories	42,617	—	27,952	—	70,569
Other current assets	20,628	—	3,961	(10,937)	13,652

Total current assets	189,871	6	145,172	(164,894)	170,155
Property, plant and equipment, net	144,667	—	132,555	—	277,222
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	77,259	45,430	—	(122,689)	—
Intercompany notes	111,780	—	—	(111,780)	—
Intangibles and other assets, net	53,300	—	13,644	—	66,944

Total	$584,114	$45,436	$331,402	$(399,363)	$561,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,524	$—	$—	$—	$1,524
Accounts payable, trade and other	92,217	—	92,603	(153,957)	30,863
Other current liabilities	26,101	—	21,660	(10,937)	36,824

Total current liabilities	119,842	—	114,263	(164,894)	69,211
Long-term debt	337,476	—	111,780	(111,780)	337,476
Other long-term liabilities	5,607	—	28,106	—	33,713
Total stockholders’ equity	121,189	45,436	77,253	(122,689)	121,189

Total	$584,114	$45,436	$331,402	$(399,363)	$561,589

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Statements of Operations

For the year ended December 31, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$353,121	$—	$333,662	$(107,801)	$578,982
Cost of goods sold	304,728	—	277,858	(107,801)	474,785

Gross Profit	48,393	—	55,804	—	104,197

Operating expenses:
Selling, general and administrative	42,761	—	11,394	—	54,155
Research & Development Expenses	2,047	—	—	—	2,047

Total operating expenses	44,808	—	11,394	—	56,202

Operating income	3,585	—	44,410	—	47,995
Interest expense, net	21,636	—	9,218	—	30,854
Foreign exchange (gains)/losses	(39)	—	79	—	40
Other expenses (income)		—	(299)	—	(299)
Equity (income) loss	(23,809)	(20,419)	—	44,228	—

Income (loss) before income tax	5,797	20,419	35,412	(44,228)	17,400
Provision (benefit) for income taxes	293	—	11,603	—	11,896

Net income (loss)	$5,504	$20,419	$23,809	$(44,228)	$5,504

Condensed Consolidated Statements of Operations

For the year ended December 31, 2006

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$344,171	$—	$302,195	$(104,569)	$541,797
Cost of goods sold	293,475	—	260,610	(104,569)	449,516

Gross Profit	50,696	—	41,585	—	92,281

Operating expenses:
Selling, general and administrative	47,398	—	12,180	—	59,578
Research & Development Expenses	1,734	—	—	—	1,734

Total operating expenses	49,132	—	12,180	—	61,312

Operating income	1,564	—	29,405	—	30,969
Interest expense (income), net	24,557	(6)	10,305	—	34,856
Foreign exchange gains	(84)	—	(78)	—	(162)
Other expenses (income)	212	—	(440)	—	(228)
Equity (income) loss	(13,990)	(13,289)	—	27,279	—

(Loss) income before income tax	(9,131)	13,295	19,618	(27,279)	(3,497)
Provision for income taxes	280	—	5,634	—	5,914

Net (loss) income	$(9,411)	$13,295	$13,984	$(27,279)	$(9,411)

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Statements of Operations

For the year ended December 31, 2005

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$353,692	$—	$289,488	$(107,681)	$535,499
Cost of goods sold	292,476	—	258,459	(107,681)	443,254

Gross Profit	61,216	—	31,029	—	92,245

Operating expenses:
Selling, general and administrative	37,917	—	10,768	—	48,685
Research & Development Expenses	2,240	—	—	—	2,240

Total operating expenses	40,157	—	10,768	—	50,925

Operating income	21,059	—	20,261	—	41,320
Interest expense, net	26,288	—	6,877	—	33,165
Foreign exchange losses/(gains)	464	—	(287)	—	177
Other income	(361)	—	(155)	—	(516)
Equity (income) loss	(7,362)	(7,314)	—	14,676	—

Income (loss) before income tax	2,030	7,314	13,826	(14,676)	8,494
Provision for income taxes	260	—	6,464	—	6,724

Net income (loss)	$1,770	$7,314	$7,362	$(14,676)	$1,770

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2007

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$5,504	$20,419	$23,809	$(44,228)	$5,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,414	—	19,072	—	47,486
Amortization of deferred financing charges	2,773	—	—	—	2,773
Deferred income taxes/(benefit)	193	—	(2,000)	—	(1,807)
Deferred profit sharing	—	—	800	—	800
Stock based compensation	1,077	—	—	—	1,077
Equity (income) loss in subsidiaries	(23,809)	(20,419)	—	44,228	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(23,409)	—	(26,707)	46,353	(3,763)
(Increase)/decrease in inventories	(5,251)	—	(2,908)	—	(8,159)
(Increase)/decrease in other current assets	(1,242)	—	(3,405)	(85)	(4,732)
(Decrease)/increase in accounts payable	28,209	—	23,725	(46,353)	5,581
(Decrease)/increase in other current liabilities	1,034	—	2,581	85	3,700
Changes in other long-term assets and liabilities, net	(5,067)		9,279	—	4,212

Net cash provided from operating activities	8,426	—	44,246	—	52,672

Cash flows from investing activities:
Capital expenditures	(7,275)	—	(21,081)	—	(28,356)
Purchase of assets	(2,120)	—	—	—	(2,120)

Net Cash used for investing activities	(9,395)	—	(21,081)	—	(30,476)

Cash flows from financing activities:
Net change in borrowing with Innophos, Inc	—	—	(26,185)	26,185	—
Repayments from subsidiaries	26,185	—	—	(26,185)	—
Return of capital to parent	(15,746)	—	—	—	(15,746)
Principal payment of term loans	(20,500)	—	—	—	(20,500)
Repayment of revolver	—	—	—	—	—

Net cash (used for) financing activities	(10,061)	—	(26,185)	—	(36,246)

Net change in cash	(11,030)	—	(3,020)	—	(14,050)
Cash and cash equivalents at beginning of period	14,687	6	14,925	—	29,618

Cash and cash equivalents at end of period	$3,657	$6	$11,905	$—	$15,568

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2006

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net (loss) income	$(9,411)	$13,295	$13,984	$(27,279)	$(9,411)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,994	—	21,449	—	46,443
Amortization of deferred financing charges	4,221	—	—	—	4,221
Deferred income taxes/(benefit)	180	—	(3,853)	—	(3,673)
Deferred profit sharing	—	—	217	—	217
Stock based compensation	231	—	—	—	231
Equity (income) loss in subsidiaries	(13,990)	(13,289)	—	27,279	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(37,099)	—	(35,909)	72,534	(474)
(Increase)/decrease in inventories	(218)	—	5,930	—	5,712
(Increase)/decrease in other current assets	(621)	—	9,578	—	8,957
Increase/(decrease) in accounts payable	35,296	—	39,683	(72,534)	2,445
Decrease in other current liabilities	(1,792)	—	(8,952)	—	(10,744)
Changes in other long-term assets and liabilities, net	(6,558)		12,343	—	5,785

Net cash (used in) provided from operating activities	(4,767)	6	54,470	—	49,709

Cash flows from investing activities:
Capital expenditures	(10,150)	—	(5,427)	—	(15,577)

Net Cash used for investing activities	(10,150)	—	(5,427)	—	(15,577)

Cash flows from financing activities:
Advances from parent	—	—	15,000	(15,000)	—
Advances to subsidiaries	(15,000)	—	—	15,000	—
Repayments from subsidiaries	31,815	—	(31,815)	—	—
Return of capital to parent	(6,833)	—	—	—	(6,833)
Intercompany dividend to parent	27,000	—	(27,000)	—	—
Principal payment of term loans	(58,900)	—	—	—	(58,900)

Net cash used for financing activities	(21,918)	—	(43,815)	—	(65,733)

Net change in cash	(36,835)	6	5,228	—	(31,601)
Cash and cash equivalents at beginning of period	51,522	—	9,697	—	61,219

Cash and cash equivalents at end of period	$14,687	$6	$14,925	$—	$29,618

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except where otherwise noted)

Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2005

(in Thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$1,770	$7,314	$7,362	$(14,676)	$1,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,404	—	20,528	—	45,932
Amortization of deferred financing charges	3,252	—	—	—	3,252
Deferred income taxes/(benefit)	180	—	(1,023)	—	(843)
Deferred profit sharing	—	—	(2,052)	—	(2,052)
Equity (income) loss in subsidiaries	(7,362)	(7,314)	—	14,676	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(23,655)	—	(19,939)	54,076	10,482
(Increase)/decrease in inventories	(6,093)	—	(3,625)	—	(9,718)
Decrease/(increase) in other current assets	3,888	—	(2,589)	(3,931)	(2,632)
Increase/(decrease) in accounts payable	27,005	—	15,421	(54,076)	(11,650)
Increase/(decrease) in other current liabilities	2,055	—	5,860	3,931	11,846
Changes in other long-term assets and liabilities, net	(10,490)	—	9,977	—	(513)

Net cash provided from operating activities	15,954	—	29,920	—	45,874

Cash flows from investing activities:
Capital expenditures	(7,603)	—	(3,259)	—	(10,862)

Net Cash used for investing activities	(7,603)	—	(3,259)	—	(10,862)

Cash flows from financing activities:
Net change in borrowings with Innophos Inc	—	—	(18,437)	18,437	—
Advances to subsidiaries	(26)	—	—	26	—
Repayments from subsidiaries	18,463	—	—	(18,463)	—
Capital contributions	100	—	—	—	100
Proceeds from term loans	42,000	—	—	—	42,000
Principal payment of term loans	(11,655)	—	—	—	(11,655)
Repayment of revolver	(17,000)	—	—	—	(17,000)

Net cash provided from (used for) financing activities	31,882	—	(18,437)	—	13,445

Net change in cash	40,233	—	8,224	—	48,457
Cash and cash equivalents at beginning of period	11,289	—	1,473	—	12,762

Cash and cash equivalents at end of period	$51,522	$—	$9,697	$—	$61,219

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles generally accepted in the United States.

As of December 31, 2007, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The year ending December 31, 2007 annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the year ending December 31, 2007 annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is omitted pursuant to General Instruction I of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The response to this item is omitted pursuant to General Instruction I of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is omitted pursuant to General Instruction I of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The response to this item is omitted pursuant to General Instruction I of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services provided to Innophos by PricewaterhouseCoopers LLP (“PwC”) for 2007 and 2006, including fees for Holdings.

(In thousands)	2007	2006
Audit Fees(a)	$2,405	$2,689
Audit-Related Fees(b)	106	191
Tax Services(c)	90	139
Other(d)	—	512

Total	$2,601	$3,531

(a)	Fees for professional services provided for the audit of Innophos’s annual financial statements as well as reviews of Innophos’ quarterly reports on Form 10-Q, accounting consultations on matters addressed during the audit or interim reviews, and SEC filings and offering memorandums including comfort letters and consents.

(b)	Fees for professional services which principally include audits of employee benefit plans and other audit related services.

(c)	Fees for professional services which principally include tax services.

(d)	Other services provided by our accountants during our transition to a stand alone company.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are filed as part of this 10-K.

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 24th day of March, 2008.

INNOPHOS, INC.

By:	/s/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2008

/S/ RICHARD HEYSE Richard Heyse	Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2008

/S/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	March 24, 2008

/S/ GARY CAPPELINE Gary Cappeline	Director	March 24, 2008

/S/ KAREN OSAR Karen Osar	Director	March 24, 2008

/S/ LINDA MYRICK Linda Myrick	Director	March 24, 2008

/S/ STEPHEN ZIDE Stephen Zide	Director	March 24, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 11, 2005.

3.1	Certificate of Incorporation of Innophos, Inc. incorporated by reference to Exhibit 3.1 to Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

3.2	Amended and Restated By-Laws of Innophos, Inc. effective as of November 30, 2007 filed herewith.

4.1	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.2	Guarantee dated as of August 13, 2004 among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.3	Credit Agreement dated as of August 13, 2004 among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.4	Guarantee and Collateral Agreement dated as of August 13, 2004 made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.10 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.5	First Amendment to the Credit Agreement dated as of February 2, 2005 among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.11 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.6	Second Amendment to Credit Agreement dated as of October 27, 2006 among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

4.7	Third Amendment to Credit Agreement dated as of April 16, 2007, among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007.

10.1	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc., incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007.

10.2	Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.3	Purchasing Agreement between Innophos, Inc. and Mississippi Lime Company dated March 11, 2008, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007.

Exhibit No.	Description

10.4	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.5	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.6	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.7	Purchase and Sale Agreement of Anhydrous Ammonia dated as of April 23, 2001 as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.18 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.8	Sulfur Supply Contract dated as of November 1, 2000 by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.19 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.9	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.10	Operations Agreement made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.11	Employment Agreement by and between Innophos, Inc. and Randolph Gress dated as of August 13, 2004 incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.12	Side Letter by and between Innophos, Inc. and Randolph Gress dated as of July 14, 2006 incorporated by reference to Exhibit 10.26 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed July 19, 2006.

10.13	Employment Agreement by and between Innophos, Inc. and Richard Heyse incorporated by reference to Exhibit 10.29 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.14	Innophos, Inc. Executive, Management and Sales Incentive Plan effective January 1, 2007, incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the fiscal year ended December 31, 2007.

Exhibit No.	Description

10.15	Deferred Compensation Agreement dated as of August 13, 2004 by and between Randolph Gress and Innophos, Inc. incorporated by reference to Exhibit 10.30 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.16	Form of Retention Bonus Agreement dated as of October 18, 2006 by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006.

10.17	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.18	Form of Award Agreement under 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed October 25, 2007.

10.19	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges filed herewith.

21.1	Subsidiaries of Registrant filed herewith.

31.1	Certification of Principal Executive Officer dated March 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer dated March 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Principal Executive Officer dated March 24, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer dated March 24, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Pursuant to rules of the Securities and Exchange Commission, agreements and instruments evidencing the rights of holders of debt whose total amount does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis are not being filed as exhibits to this report. The registrant has agreed to furnish a copy of such agreements and instruments to the Commission upon its request.