Form 10-K/A
period 2007-12-31
Innophos, Inc.
filed 2008-05-21
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________to_______

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

As of April 30, 2008, the registrant had 1,000 shares of Common Stock outstanding.

The registrant meets the conditions set forth in General Instruction I of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

		Page
PART IV

Item 15.	Exhibits	1

Signatures		2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Innophos, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 24, 2008 (the “Original Filing”) is to revise the exhibit index, including the exhibits incorporated by reference herein. No other changes or updates are being made to the Original Filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Item 15 is unchanged from the Original Filing, except for the list of Exhibits that follows, the exhibits incorporated by reference herein and the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 21st day of May, 2008.

INNOPHOS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 11, 2005.

3.1	Certificate of Incorporation of Innophos, Inc. incorporated by reference to Exhibit 3.1 to Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

3.2	Amended and Restated By-Laws of Innophos, Inc. effective as of November 30, 2007.†

4.1	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.2	Guarantee dated as of August 13, 2004 among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.3	Credit Agreement dated as of August 13, 2004 among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.4	Guarantee and Collateral Agreement dated as of August 13, 2004 made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.10 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.5	First Amendment to the Credit Agreement dated as of February 2, 2005 among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.11 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

4.6	Second Amendment to Credit Agreement dated as of October 27, 2006 among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

4.7	Third Amendment to Credit Agreement dated as of April 16, 2007, among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007.

10.1	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc., incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007, as amended.‡

10.2	Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.3	Purchasing Agreement between Innophos, Inc. and Mississippi Lime Company dated March 11, 2008, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007, as amended.‡

Exhibit No.	Description
10.4	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.5	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.6	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.7	Purchase and Sale Agreement of Anhydrous Ammonia dated as of April 23, 2001 as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.18 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006.

10.8	Sulfur Supply Contract dated as of November 1, 2000 by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.19 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.9	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.10	Operations Agreement made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.11	Employment Agreement by and between Innophos, Inc. and Randolph Gress dated as of August 13, 2004 incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.12	Side Letter by and between Innophos, Inc. and Randolph Gress dated as of July 14, 2006 incorporated by reference to Exhibit 10.26 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed July 19, 2006.

10.13	Employment Agreement by and between Innophos, Inc. and Richard Heyse incorporated by reference to Exhibit 10.29 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.14	Innophos, Inc. Executive, Management and Sales Incentive Plan effective January 1, 2007, incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the fiscal year ended December 31, 2007.

Exhibit No.	Description
10.15	Deferred Compensation Agreement dated as of August 13, 2004 by and between Randolph Gress and Innophos, Inc. incorporated by reference to Exhibit 10.30 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005.

10.16	Form of Retention Bonus Agreement dated as of October 18, 2006 by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006.

10.17	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006.

10.18	Form of Award Agreement under 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed October 25, 2007.

10.19	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

10.20	Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007, as amended.

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges.†

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007, as amended.

31.1	Certification of Principal Executive Officer dated March 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Principal Financial Officer dated March 24, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

†	Previously furnished in the Original Filing.
‡	Subject to pending confidential treatment request.