Form 10-Q
period 2008-06-30
Innophos, Inc.
filed 2008-08-07
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the registrant had 1,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets(Unaudited)

(Dollars in thousands)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$52,343	$15,568
Accounts receivable - trade	103,314	60,079
Inventories	104,298	78,728
Other current assets	19,984	18,384

Total current assets	279,939	172,759

Property, plant and equipment, net	245,872	260,563
Goodwill	47,268	47,268
Intangibles and other assets, net	57,632	60,482

Total assets	$630,711	$541,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$93,770	$1,328
Accounts payable, trade and other	35,877	36,444
Other current liabilities	58,372	40,524

Total current liabilities	188,019	78,296
Long-term debt	233,730	317,172
Other long-term liabilities	31,631	31,656

Total liabilities	453,380	427,124

Commitments and contingencies (see note 11)

Stockholders’ equity	177,331	113,948

Total stockholders’ equity	177,331	113,948

Total liabilities and stockholders’ equity	$630,711	$541,072

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended June 30, 2008	Three months ended June 30, 2007

Net sales	$264,000	$151,912
Cost of goods sold	156,135	119,969

Gross profit	107,865	31,943

Operating expenses:
Selling, general and administrative	17,073	17,931
Research & development expenses	551	544

Total operating expenses	17,624	18,475

Operating income	90,241	13,468
Interest expense, net	6,787	7,918
Foreign exchange (gain) loss	(294)	109
Other income, net	(158)	(156)

Income before income taxes	83,906	5,597
Provision for income taxes	22,673	5,093

Net income	$61,233	$504

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007

Net sales	$426,538	$288,592
Cost of goods sold	277,966	235,667

Gross profit	148,572	52,925

Operating expenses:
Selling, general and administrative	33,841	28,358
Research & development expenses	1,061	1,086

Total operating expenses	34,902	29,444

Operating income	113,670	23,481
Interest expense, net	13,750	15,912
Foreign exchange gain	(4)	(25)
Other income, net	(238)	(98)

Income before income taxes	100,162	7,692
Provision for income taxes	28,015	7,343

Net income	$72,147	$349

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007

Cash flows from operating activities
Net income	$72,147	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,139	22,749
Amortization of deferred financing charges	1,184	1,383
Deferred income tax benefit	(1,351)	(1,504)
Deferred profit sharing	462	191
Share-based compensation	1,453	463
Changes in assets and liabilities:
Increase in accounts receivable	(43,235)	(5,257)
Increase in inventories	(25,570)	(5,130)
Increase in other current assets	(1,600)	(1,744)
(Decrease) increase in accounts payable	(567)	7,037
Increase in other current liabilities	17,848	1,086
Changes in other long-term assets and liabilities	(482)	1,836

Net cash provided from operating activities	47,428	21,459

Cash flows from investing activities:
Capital expenditures	(9,267)	(12,052)
Purchase of assets	—	(2,120)

Net cash used for investing activities	(9,267)	(14,172)

Cash flows from financing activities:
Return of capital to parent	(10,386)	(9,328)
Revolver Borrowing	10,000	—
Principal payments of term-loan	(1,000)	(8,500)

Net cash used for financing activities	(1,386)	(17,828)

Net change in cash	36,775	(10,541)
Cash and cash equivalents at beginning of period	15,568	29,618

Cash and cash equivalents at end of period	$52,343	$19,077

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Retained Earnings / (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

Balance, January 1, 2007	$(8,416)	$133,421	$(3,816)	$121,189
Net income	5,504			5,504
Change in pension and post-retirement plans, (net of tax $ 243)			1,545	1,545

Other comprehensive income, net of tax				7,049
Share-based compensation		1,077		1,077
Return of capital		(15,367)		(15,367)

Balance, December 31, 2007	$(2,912)	$119,131	$(2,271)	$113,948

Net income	72,147			72,147
Change in pension and post-retirement plans, (net of tax ($22))			168	168

Other comprehensive loss, net of tax				72,315
Share-based compensation		1,453		1,453
Return of capital		(10,385)		(10,385)

Balance, June 30, 2008	$69,235	$110,199	$(2,103)	$177,331

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

Recently Issued Accounting Standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method, as permitted under Staff Accounting Bulletin 107, until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope.

SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (SFAS No. 141R) which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (SFAS No. 160) which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (SFAS No. 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company currently is assessing the impact of FSP SFAS 142-3 on its consolidated financial position and results of operations.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company will comply with the provisions of FSP EITF 03-6-1 upon adoption.

2. Holdings Dividends:

Dividends Paid

In the six months ended June 30, 2008 dividends paid per share included:

•	A cash dividend of $0.17 per share ($3,549 in the aggregate) declared on December 21, 2007 and paid on January 31, 2008 to holders of record on January 14, 2008.

•	A cash dividend of $0.17 per share ($3,551 in the aggregate) declared on March 25, 2008 and paid on April 30, 2008 to holders of record on April 15, 2008.

In the six months ended June 30, 2007 dividends paid per share included:

•	A cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 and paid on January 30, 2007 to holders of record on January 15, 2007.

•	A cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

Dividends Declared

In the six months ended June 30, 2008 dividends declared per share included:

•	A cash dividend of $0.17 per share ($3,551 in the aggregate) declared on March 25, 2008 and paid on April 30, 2008 to holders of record on April 15, 2008.

•	A cash dividend of $0.17 per share ($3,563 in the aggregate) declared on June 9, 2008 and paid on July 31, 2008 to holders of record on July 15, 2008.

In the six months ended June 30, 2007 dividends declared per share included:

•	A cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

•	A cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007.

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

3. Share-Based Compensation:

Holdings compensation programs include share-based payments. The primary share-based awards and their general terms and conditions are as follows:

•

Stock options, which entitle the holder to purchase, after the end of a vesting term, a specified number of shares of Holdings common stock at an exercise price per share set equal to the market price of the Company’s common stock on the date of grant.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Holdings common stock, within a range of shares from zero to a specified maximum, calculated using a three year future average return on invested capital (i.e. the three year period 2008-2010 for a 2008 award) as defined solely by reference to Holdings own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

Since these programs benefit the employees of Innophos, Inc. all amounts have been recorded in our consolidated results.

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	June 30, 2008	June 30, 2007

Stock options	$204	$—
Restricted stock	232	232
Performance shares	616	—

Total share-based compensation expense	$1,052	$232

	Six Months Ended
	June 30, 2008	June 30, 2007

Stock options	$295	$—
Restricted stock	463	463
Performance shares	695	—

Total share-based compensation expense	$1,453	$463

The following table summarizes information about stock option activity for the six months ended June 30, 2008:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2008	922,058	$6.58
Granted	248,549	18.38
Forfeited	—	—
Exercised	(18,900)	2.55

Outstanding at June 30, 2008	1,151,707	$9.19

Exercisable at June 30, 2008	479,808	$3.06

The fair value of the options granted during 2008 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	36.8%
Dividend yield	4.6%
Risk-free interest rate	3.4%
Expected term	6 years
Weighted average grant date fair value of stock options	$4.52

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified method as prescribed by SAB 107 since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB 107 / SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

The following table summarizes information about performance share activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	75,250	$13.28
Granted (at targeted return on invested capital)	82,340	18.38
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	157,590	15.95

Outstanding at June 30, 2008	315,180	$15.95

In the second quarter of 2008, Holdings revised its estimate of the number of performance shares expected to be earned at the end of the performance periods as a result of revising its estimate of projected performance and increased the number of performance shares by 157,590. The Company also recorded additional compensation expense of $0.4 million related to the adjustment to estimate of performance shares to be earned. There were 82,340 performance shares granted, assuming achieving targeted return on invested capital, during the three months ended June 30, 2008 with a fair value of $18.38 per common share. The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period.

The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0.2 million. The aggregate intrinsic value of stock options and performance shares outstanding and exercisable at June 30, 2008 was $31.3 million and $13.9 million, respectively. The total remaining unrecognized compensation expense related to stock options is as follows:

	Unrecognized Compensation Expense
	Restricted Stock	Stock Options	Performance Based

Amount	$463	$1,903	$3,880
Weighted-average years to be recognized	0.5 years	2.7 years	2.7 years

4. Inventories:

Inventories consist of the following:

	June 30, 2008	December 31, 2007

Finished products	$72,049	$54,929
Raw materials	24,702	16,231
Spare parts	7,547	7,568

	$104,298	$78,728

Inventory reserves as of June 30, 2008 and December 31, 2007 were $7,780 and $8,754, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Other Current Assets:

Other current assets consist of the following:

	June 30, 2008	December 31, 2007

Creditable taxes (value added taxes)	$6,922	$4,647
Prepaid income taxes	—	548
Deferred taxes	2,087	2,087
Prepaids	10,271	10,478
Other	704	624

	$19,984	$18,384

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

6. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2008	December 31, 2007

Developed technology and application patents, net of accumulated amortization of $7,334 for 2008 and $6,389 for 2007	10-20	$29,266	$30,211
Customer relationships, net of accumulated amortization of $2,538 for 2008 and $2,064 for 2007	5-15	8,792	9,266
Tradenames and license agreements, net of accumulated amortization of $2,512 for 2008 and $2,185 for 2007	5-20	6,848	7,175
Capitalized software, net of accumulated amortization of $2,154 for 2008 and $1,814 for 2007	3-5	1,382	1,933
Non-compete agreement, net of accumulated amortization of $126 for 2008 and $63 for 2007	5	504	567

Total Intangibles		$46,792	$49,152

Deferred financing costs, net of accumulated amortization of $ 12,495 for 2008 and $11,311 for 2007		$9,009	$10,193
Deferred income taxes		506	542
Other assets		1,325	595

Total other assets		$10,840	$11,330

		$57,632	$60,482

7. Other Current Liabilities:

Other current liabilities consist of the following:

	June 30, 2008	December 31, 2007

Taxes	$25,300	$8,331
Payroll related	9,942	9,746
Freight and rebates	4,977	5,757
Benefits and pensions	4,480	4,468
Interest	6,522	6,478
Legal	570	1,351
Other	6,581	4,393

	$58,372	$40,524

8. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	June 30, 2008	December 31, 2007

Senior credit facility	$127,500	$128,500
Senior subordinated notes	190,000	190,000
Revolver borrowings under the senior credit facility	10,000	—

	$327,500	$318,500
Less current portion	93,770	1,328

	$233,730	$317,172

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at June 30, 2008 at 4.8%. The amount outstanding on the term loan facility as of June 30, 2008 was $127.5 million.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

There was $10.0 million outstanding on the revolving portion of the senior credit facility at June 30, 2008, all of which is determined to be short-term, with interest rates varying between 5.0% and 5.2%. The Company has also issued approximately $2.5 million of letters of credit under the sub-facility as of June 30, 2008.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. Management estimates the excess cash flow payment and the short-term required quarterly principal payments to be $83.8 million as of June 30, 2008.

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

The Senior Unsecured Notes accrue interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2007. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

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

As of June 30, 2008, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the six months ended June 30, 2008 and June 30, 2007 was $13,113 and $15,061, respectively. Interest related to our parents’ debt, the floating rate senior notes and the senior unsecured notes described above, is not included in our interest expense.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Interest expense	$6,325	7,497	$13,157	15,019
Deferred financing cost	592	610	1,184	1,384
Interest income	(118)	(189)	(280)	(491)
Less: amount capitalized for capital projects	(12)	—	(311)	—

Total interest expense, net	$6,787	$7,918	$13,750	$15,912

9. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	June 30, 2008	December 31, 2007

Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,388	1,926
Deferred income taxes	17,945	19,310
Pension and post retirement liabilities (U.S. and Canada only)	4,479	4,213
Other Liabilities	5,719	5,107

	$31,631	$31,656

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

10. Income Taxes:

The provision for income taxes consisted of:

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
U.S	$7,576	160	$(13,240)	$140
Canada/Mexico	92,586	27,855	20,932	7,203

Total	$100,162	28,015	7,692	7,343

Current income taxes		29,366		$8,847
Deferred income tax benefit		(1,351)		(1,504)

Total		$28,015		$7,343

The U.S. statutory federal income tax is reconciled to our effective income tax as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007
Income tax expense at the U.S. statutory rate	$35,057	$2,692
State income taxes (net of federal tax effect)	53	43
Foreign tax rate differential	(4,462)	(37)
Change in valuation allowance	(2,674)	4,672
Non-deductible permanent items	139	69
Other	(98)	(96)

Provision for income taxes	$28,015	$7,343

Income taxes paid were $14,308 and $5,911 for the six months ended June 30, 2008 and June 30, 2007, respectively.

The U.S. operations had income for the six months ended June 30, 2008 which results in the utilization of net operating loss carryforwards to offset the current period tax expense. However, the Company still maintains a full valuation allowance on its remaining U.S. net deferred tax assets and net operating losses.

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

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items discussed below, the Company is not aware of material environmental liabilities which are probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million at June 30, 2008.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us at all our operating facilities. We could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. Moreover, the Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred our case to the DOJ for civil enforcement, contending that our operations at our Geismar, Louisiana plant do not qualify for the exemptions we have claimed, and alleging that we violate RCRA by failing to manage two materials appropriately, and related administrative violations. The letter states that EPA/DOJ intends to seek unspecified penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. As we believe the agencies have failed to consider properly the basis of why we maintain our Geismar operations are compliant, we have initiated such discussions with EPA/DOJ. At this time, we do not know whether such discussions will result in an agreed resolution, a consent decree, or litigation.

Under the Rhodia Agreement, we are indemnified by the sellers for their breaches of representations, warranties, covenants and other matters under that contract. Our indemnification rights covering undisclosed environmental matters, however, are subject to substantial limitations and exclusions.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the Mexican National Waters Commission, or CNA, of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims totaled approximately $33.2 million at current exchange rates as of July 22, 2008, including basic charges of $11.4 million and $21.8 million for interest, inflation and penalties. Innophos Fosfatados has challenged the Fresh Water Claims as explained below.

A separate series of claims against Innophos Fosfatados by the CNA concerning salt water extraction and use at Coatzacoalcos for 1998 and 1999, and totaling approximately $107 million (including interest, inflation and penalties), was nullified by a final, non-appealable order of the Mexican Court of Fiscal and Administrative Justice, or Mexican Tax Court, in July 2007.

Indemnity Proceedings Against Rhodia. As a result of the CNA claims, we brought suit in the New York state courts against Rhodia, S.A. and its affiliates, or the New York Litigation, to enforce our indemnification rights on those claims under the Rhodia Agreement. In February 2008, the New York Court of Appeals affirmed lower court rulings that we are fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the August 13, 2004 closing date of the Transaction, were liabilities from similar claims to be sustained. Depending on the development of future claims, further action may be necessary in the New York Litigation to enforce our indemnification rights.

Further CNA Claims Proceedings. Innophos Fosfatados appealed the Fresh Water Claims to the Mexican Tax Court where that proceeding is currently pending. A final determination of that matter may require further appeals in the Mexican Federal Court system and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay indemnification as required by our New York Litigation, Innophos Fosfatados could be required to pay a judgment for the entire amount awarded.

Possible Post-2002 Claims. If the CNA Fresh Water Claims are sustained for the period 1998-2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage for 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that Post-2002 Fresh Water Claims would be approximately $10 million of additional basic charges, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.8

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

million of additional basic charges per year. Based on the New York Litigation, we believe Rhodia would be responsible to indemnify us fully for Post-2002 Fresh Water Claims arising on or before the August 2004 closing, representing approximately $4 million of basic charges. Moreover, although not yet decided, we also believe Rhodia would be required to indemnify us in whole or in part for post-closing losses caused by breaches of covenants, which could represent the remainder of the exposure referenced above, or $6 million or other measure of damages for such breaches. Rhodia has denied indemnification responsibility for those breaches. As indemnification for post-closing Fresh Water Claims remains unresolved thus far in the New York Litigation, our case may have to proceed to trial to resolve that and other issues. A motion by Rhodia for partial summary judgment to dismiss post-closing claims for indemnification was submitted May 28, 2008 has been briefed and is pending with the trial court. No date has yet been set for disposing of the motion.

Based on our ongoing review process, we have determined that liability for the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet for those claims at June 30, 2008. As additional information is gained, we will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our indemnification rights, even if confirmed by court judgments.

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

Although there has been no formal action, the CNA may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, the CNA could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $11.4 million at current exchange rates as of July 22, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $12.0 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We are unable to predict whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

In March 2008, Innophos Fosfatados received an audit notice and a request for documents from the CNA concerning wastewater discharges and payment of related duties, fees and other charges under the applicable Concession Title from 2002 through 2005. We provided all requested documents to the CNA within the time requested and notified Rhodia of its indemnification obligations under our 2004 agreement. Rhodia thus far has declined to accept indemnification responsibility.

Based upon advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate fully potential indemnification rights against Rhodia. Based on our ongoing review process, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability for this matter on the balance sheet at June 30, 2008.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

SCT Concession Title

In March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the Mexican Secretariat of Communications and Transportation, or SCT, related to our Concession Title to use national port facilities for our Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and complied with the SCT demand that we undertake a “regularization” (that is, paying all amounts required by law) of omitted or insufficient payments of taxes and fees under the Concession Title. By July 2007 we had completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which was included in cost of goods sold for the second fiscal quarter of 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material.

We have also been notified by the SCT that our regularization is not considered complete, and that in their view we owe additional sums due to a difference between the square meter areas for the Company’s pier as-built versus the larger square meter area under the Concession Title. Management has revised its estimated liability upward by approximately $0.7 million. Accordingly, we paid the required amounts to SCT, and are finalizing discussions with the SCT concerning the proper filing formats and otherwise the completion of regularization.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $2.4 million of pre-acquisition claims. We also believe we are indemnified under other provisions of our 2004 agreement, subject to applicable deductibles, for the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable had been recorded at June 30, 2008.

EPA Civil Enforcement – Geismar, LA Plant

Following inspections of our Geismar, LA plant in 2004 and follow-up in August 2006, we received an EPA report identifying certain areas of concern under the Resource, Conservation and Recovery Act, or RCRA. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including RCRA, and responded to those concerns and EPA’s follow up questions by explaining how our operations meet applicable regulations or exemptions. It appears that issues being raised by EPA are part of a national enforcement priority extending to facilities in the phosphates industry. In connection with that effort, EPA has sought civil penalties from manufacturers for claimed RCRA violations, and, from time to time, has referred matters to the DOJ for possible litigation.

In March 2008, we received a letter from the DOJ indicating that EPA had referred our case for civil enforcement, contending that our Geismar operations do not qualify for the exemptions we have claimed, and alleging that we violate RCRA by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intends to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution. Since receiving the letter, we have held discussions with EPA/DOJ concerning the matters raised by the agencies. At this time, we do not know whether past or future discussions will result in an agreed resolution, a consent decree, or litigation.

Based on our ongoing review process, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of June 30, 2008. In the event of civil liability, we have determined that we would probably not have a claim for indemnity from Rhodia.

U.S. Department of Justice STPP Investigation

In September 2007, we received a letter from the DOJ disclosing that it was conducting an investigation of “potential antitrust violations” in the STPP (sodium tripolyphosphate) industry. The letter transmitted a grand jury subpoena issued by the United States District Court for the Northern District of California to produce documents and other materials relating to our STPP business focusing on the period from January 1, 2002 through December 31, 2005. We believe that the DOJ investigation is in its early phases and understand that other STPP producers received similar subpoenas.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

We are cooperating fully with the DOJ investigation and have complied with the subpoena by producing what we believe to be substantially all the responsive materials.

Based on all available information responsive to the subpoena, management believes there is no contingent liability. Accordingly, we have not established a liability on the balance sheet at June 30, 2008.

We acquired our STPP business in August 2004 as part of the transactions under the Rhodia Agreement. In the event there were to be a claim resulting in liability, we would evaluate potential indemnification rights based upon the facts and circumstances giving rise to the claim.

Other Legal Matters

In June 2005, our Canadian subsidiary, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its closed fertilizer manufacturing site located north of our subsidiary’s Port Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the two sites and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification.

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos phosphoric acid for delivery in 2007 and 2008 and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe Mexicana has meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, Mexicana maintained that it did not agree to arbitrate any dispute with Sudamfos, and it contested ICC jurisdiction. Sudamfos subsequently withdrew its ICC filings without prejudice. Management has determined that a contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet at June 30, 2008. In addition, Mexicana believes Sudamfos has wrongfully refused payment of approximately $1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana considers this receivable fully collectible and intends to vigorously pursue it and defend against any Sudamfos claim in an appropriate forum.

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

Other contingencies

Holdings is a party to a 2004 Registration Rights Agreement with Bain Capital and others. In compliance with that agreement, on April 17, 2008, Holdings filed a registration statement on Form S-3 with the SEC covering 10,088,039 shares of its common stock owned by selling stockholders affiliated with, and donees of, Bain Capital. That registration statement became effective, and, on June 4, 2008, the selling stockholders sold through underwriters a total of 4,600,000 of the shares registered. Since the registration statement is a “shelf” allowing for delayed or continuous offerings, the selling stockholders may, from time to time, sell their remaining registered shares in one or more future offerings. Under the Registration Rights Agreement, Holdings will continue to bear the costs of effecting and maintaining the registration, except for underwriting discounts and commissions, although Holdings does not receive proceeds from it.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

12. Pension:

Net periodic benefit expense for the United States plans for the three months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total

Service cost	$—	$81	$81
Interest cost	28	36	64
Expected return on assets	(26)	—	(26)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	(2)	(24)	(26)

Net periodic benefit expense	$—	$159	$159

Net periodic benefit expense for the United States plans for the three months ended June 30, 2007:

	2007
	Pension benefits	Other benefits	Total

Service cost	$38	$84	$122
Interest cost	18	35	53
Expected return on assets	(6)	—	(6)
Amortization of prior service cost	15	72	87
Amortization of unrecognized (gains)/losses	—	(27)	(27)
Curtailment expense for plan amendment	203	—	203

Net periodic benefit expense	$268	$164	$432

Net periodic benefit expense for the United States plans for the six months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total

Service cost	$—	$163	$163
Interest cost	57	73	130
Expected return on assets	(53)	—	(53)
Amortization of prior service cost	—	131	131
Amortization of unrecognized (gains)/losses	(4)	(49)	(53)

Net periodic benefit expense	$—	$318	$318

Net periodic benefit expense for the United States plans for the six months ended June 30, 2007:

	2007
	Pension benefits	Other benefits	Total

Service cost	$125	$168	$293
Interest cost	61	70	131
Expected return on assets	(20)	—	(20)
Amortization of prior service cost	49	144	193
Amortization of prior service cost	—	(54)	(54)
Amortization of unrecognized (gains)/losses	203	—	203

Net periodic benefit expense	$418	$328	$746

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

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total

Service cost	$58	$14	$72
Interest cost	119	15	134
Expected return on assets	(175)	—	(175)
Amortization of initial transition obligation	—	8	8
Amortization of unrecognized (gains)/losses	21	2	23

Net periodic benefit expense	$23	$39	$62

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2007:

	2007
	Pension benefits	Other benefits	Total

Service cost	$53	$13	$66
Interest cost	97	11	108
Expected return on assets	(130)	—	(130)
Amortization of initial transition obligation	—	7	7
Amortization of unrecognized (gains)/losses	11	3	14

Net periodic benefit expense	$31	$34	$65

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total

Service cost	$116	$29	$145
Interest cost	237	29	266
Expected return on assets	(350)	—	(350)
Amortization of initial transition obligation	—	17	17
Amortization of unrecognized (gains)/losses	42	4	46

Net periodic benefit expense	$45	$79	$124

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2007:

	2007
	Pension benefits	Other benefits	Total

Service cost	$106	$26	$132
Interest cost	194	22	216
Expected return on assets	(260)	—	(260)
Amortization of initial transition obligation	—	14	14
Amortization of unrecognized (gains)/losses	22	6	28

Net periodic benefit expense	$62	$68	$130

We made cash contributions to our Canadian defined benefit plan of $0.7 million during the six months ended June 30, 2008. We expect to make cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2008.

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

For the three months ended June 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$117,427	$137,527	$9,046	$	$264,000
Intersegment sales	5,938	6,922	16,581	(29,441)	—

Total sales	$123,365	$144,449	$25,627	$(29,441)	$264,000

Operating income	$13,347	$75,526	$1,368	$—	$90,241

For the three months ended June 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$84,051	$60,374	$7,487	$—	$151,912
Intersegment sales	7,307	8,510	14,418	(30,235)	—

Total sales	$91,358	$68,884	$21,905	$(30,235)	$151,912

Operating (loss) income	$(3,035)	$15,194	$1,309	$—	$13,468

For the six months ended June 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$210,277	$199,411	$16,850	$—	$426,538
Intersegment sales	15,119	12,891	32,911	(60,921)	—

Total sales	$225,396	$212,302	$49,761	$(60,921)	$426,538

Operating income	$17,912	$93,036	$2,722	$—	$113,670

For the six months ended June 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$160,178	$113,413	$15,001	$—	$288,592
Intersegment sales	14,134	13,189	29,329	(56,652)	—

Total sales	$174,312	$126,602	$44,330	$(56,652)	$288,592

Operating (loss) income	$(2,397)	$23,147	$2,731	$—	$23,481

Geographic Revenues (1)	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

U.S.	$114,971	$75,528	$200,981	$145,149
Mexico	68,753	28,668	106,774	67,385
Canada	8,935	8,222	17,102	16,066
Chile	36,398	6,451	41,383	14,391
Other foreign countries	34,943	33,043	60,298	45,601

Total	$264,000	$151,912	$426,538	$288,592

(1)	based on destination of sale.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of June 30, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$17,388	$6	$34,949	$—	$52,343
Accounts receivable - trade	180,500	—	191,607	(268,793)	103,314
Inventories	50,480	—	53,818	—	104,298
Other current assets	11,850	—	8,532	(398)	19,984

Total current assets	260,218	6	288,906	(269,191)	279,939
Property, plant and equipment, net	118,587	—	127,285	—	245,872
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	165,437	128,790	—	(294,227)	—
Intercompany notes	103,668	—	—	(103,668)	—
Intangibles and other assets, net	46,199	—	11,433	—	57,632

Total assets	$701,346	$128,796	$467,655	$(667,086)	$630,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings and current portion of long-term debt	$93,770	$—	$—	$—	$93,770
Accounts payable, trade and other	162,364	—	142,306	(268,793)	35,877
Other current liabilities	27,364	—	31,406	(398)	58,372

Total current liabilities	283,498	—	173,712	(269,191)	188,019
Long-term debt	233,730	—	103,668	(103,668)	233,730
Other long-term liabilities	6,787	—	24,844	—	31,631
Total stockholders’ equity	177,331	128,796	165,431	(294,227)	177,331

Total liabilities and stockholders’ equity	$701,346	$128,796	$467,655	$(667,086)	$630,711

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of December 31, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary *	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$3,657	$6	$11,905	$—	$15,568
Accounts receivable - trade	135,348	—	125,041	(200,310)	60,079
Inventories	47,868	—	30,860	—	78,728
Other current assets	11,685	—	7,366	(667)	18,384

Total current assets	198,558	6	175,172	(200,977)	172,759
Property, plant and equipment, net	125,914	—	134,649	—	260,563
Goodwill	7,237	—	40,031	—	47,268
Investment in subsidiaries	100,617	65,850	—	(166,467)	—
Intercompany notes	104,351	—	—	(104,351)	—
Intangibles and other assets, net	49,717	—	10,765	—	60,482

Total assets	$586,394	$65,856	$360,617	$(471,795)	$541,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings and current portion of long-term debt	$1,328	$—	$—	$—	$1,328
Accounts payable, trade and other	120,426	—	116,328	(200,310)	36,444
Other current liabilities	27,135	—	14,056	(667)	40,524

Total current liabilities	148,889	—	130,384	(200,977)	78,296
Long-term debt	317,172	—	104,351	(104,351)	317,172
Other long-term liabilities	6,385	—	25,271	—	31,656
Total stockholders’ equity	113,948	65,856	100,611	(166,467)	113,948

Total liabilities and stockholders’ equity	$586,394	$65,856	$360,617	$(471,795)	$541,072

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$123,365	$—	$170,076	$(29,441)	$264,000
Cost of goods sold	96,382	—	89,194	(29,441)	156,135

Gross Profit	26,983	—	80,882	—	107,865

Operating expenses:
Selling, general and administrative expenses and R&D	13,637	—	3,987	—	17,624

Total operating expenses	13,637	—	3,987	—	17,624

Operating income	13,346	—	76,895	—	90,241
Interest expense, net	5,376	—	1,411	—	6,787
Foreign exchange gains	(52)	—	(242)	—	(294)
Other income	—	—	(158)	—	(158)
Equity (income) loss	(53,301)	(52,308)	—	105,609	—

Income (loss) before income tax	61,323	52,308	75,884	(105,609)	83,906
Provision for income taxes	90	—	22,583	—	22,673

Net income (loss)	$61,233	$52,308	$53,301	$(105,609)	$61,233

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$225,396	$—	$262,063	$(60,921)	$426,538
Cost of goods sold	179,777	—	159,110	(60,921)	277,966

Gross Profit	45,619	—	102,953	—	148,572

Operating expenses:
Selling, general and administrative expenses and R&D	27,707	—	7,195	—	34,902

Total operating expenses	27,707	—	7,195	—	34,902

Operating income	17,912	—	95,758	—	113,670
Interest expense, net	10,474	—	3,276	—	13,750
Foreign exchange (gains) losses	(138)	—	134	—	(4)
Other income	—	—	(238)	—	(238)
Equity (income) loss	(64,731)	(62,941)	—	127,672	—

Income (loss) before income tax	72,307	62,941	92,586	(127,672)	100,162
Provision for income taxes	160	—	27,855	—	28,015

Net income (loss)	$72,147	$62,941	$64,731	$(127,672)	$72,147

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$91,358	$—	$90,790	$(30,236)	$151,912
Cost of goods sold	78,695	—	71,510	(30,236)	119,969

Gross Profit	12,663	—	19,280	—	31,943

Operating expenses:
Selling, general and administrative expenses and R&D	15,698	—	2,777	—	18,475

Total operating expenses	15,698	—	2,777	—	18,475

Operating (loss) income	(3,035)	—	16,503	—	13,468
Interest expense, net	5,374	—	2,544	—	7,918
Foreign exchange losses	16	—	93	—	109
Other income	(112)	—	(44)	—	(156)
Equity (income) loss	(8,887)	(7,889)	—	16,776	—

Income (loss) before income tax	574	7,889	13,910	(16,776)	5,597
Provision for income taxes	70	—	5,023	—	5,093

Net income (loss)	$504	$7,889	$8,887	$(16,776)	$504

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2007

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$174,313	$—	$170,932	$(56,653)	$288,592
Cost of goods sold	153,107	—	139,213	(56,653)	235,667

Gross Profit	21,206	—	31,719	—	52,925

Operating expenses:
Selling, general and administrative expenses and R&D	23,603	—	5,841	—	29,444

Total operating expenses	23,603	—	5,841	—	29,444

Operating (loss) income	(2,397)	—	25,878	—	23,481
Interest expense, net	10,814	—	5,098	—	15,912
Foreign exchange losses (gains)	30	—	(55)	—	(25)
Other income	—	—	(98)	—	(98)
Equity (income) loss	(13,730)	(11,824)	—	25,554	—

Income (loss) before income tax	489	11,824	20,933	(25,554)	7,692
Provision for income taxes	140	—	7,203	—	7,343

Net income (loss)	$349	$11,824	$13,730	$(25,554)	$349

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2008

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$72,147	$62,941	$64,731	$(127,672)	$72,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,606	—	10,533	—	27,139
Amortization of deferred financing charges	1,184	—	—	—	1,184
Deferred income taxes (benefits)	90	—	(1,441)	—	(1,351)
Deferred profit sharing	—	—	462	—	462
Share-based compensation	1,453	—	—	—	1,453
Equity (income) loss in non-guarantor subsidiaries	(64,731)	(62,941)	—	127,672	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(45,152)	—	(66,566)	68,483	(43,235)
Increase in inventories	(2,612)	—	(22,958)	—	(25,570)
(Increase) decrease in other current assets	(165)	—	(1,166)	(269)	(1,600)
Increase (decrease) in accounts payable	41,938	—	25,978	(68,483)	(567)
Increase in other current liabilities	229	—	17,350	269	17,848
Changes in other long-term assets and liabilities	(3,770)	—	3,288	—	(482)

Net cash provided from operating activities	17,217	—	30,211	—	47,428

Cash flows from investing activities:
Capital expenditures	(6,100)	—	(3,167)	—	(9,267)
Purchase of assets	—	—	—	—	—

Net cash used for investing activities	(6,100)	—	(3,167)	—	(9,267)

Cash flows from financing activities:
Repayment from subsidiaries	4,000	—	—	(4,000)	—
Net change in borrowing with Innophos, Inc.	—	—	(4,000)	4,000	—
Return of capital to parent	(10,386)	—	—	—	(10,386)
Principal payment of term loans	(1,000)	—	—	—	(1,000)
Borrowing from revolver	10,000	—	—	—	10,000

Net cash provided from (used for) financing activities	2,614	—	(4,000)	—	(1,386)

Net change in cash	13,731	—	23,044	—	36,775
Cash and cash equivalents at beginning of period	3,657	6	11,905	—	15,568

Cash and cash equivalents at end of period	$17,388	$6	$34,949	$—	$52,343

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2007

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$349	$11,824	$13,730	$(25,554)	$349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,293	—	9,456	—	22,749
Amortization of deferred financing charges	1,383	—	—	—	1,383
Deferred income taxes (benefits)	90	—	(1,594)	—	(1,504)
Deferred profit sharing	—	—	191	—	191
Share-based compensation	463	—	—	—	463
Equity (income) loss in non-guarantor subsidiaries	(13,730)	(11,824)	—	25,554	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,527)	—	(18,975)	26,245	(5,257)
Increase in inventories	(1,564)	—	(3,566)	—	(5,130)
Decrease (increase) in other current assets	343	—	(2,063)	(24)	(1,744)
Increase (decrease) in accounts payable	19,512	—	13,770	(26,245)	7,037
(Decrease) increase in other current liabilities	(2,402)	—	3,464	24	1,086
Changes in other long-term assets and liabilities	(3,205)	—	5,041	—	1,836

Net cash provided from operating activities	2,005	—	19,454	—	21,459

Cash flows from investing activities:
Capital expenditures	(2,865)	—	(9,187)	—	(12,052)
Purchase of assets	(2,120)	—	—	—	(2,120)

Net cash used for investing activities	(4,985)	—	(9,187)	—	(14,172)

Cash flows from financing activities:
Net change in borrowing with Innophos, Inc.	—	—	(10,185)	10,185	—
Repayments from subsidiaries	10,185	—	—	(10,185)	—
Return of capital to parent	(9,328)	—	—	—	(9,328)
Principal payment of term loans	(8,500)	—	—	—	(8,500)

Net cash used for financing activities	(7,643)	—	(10,185)	—	(17,828)

Net change in cash	(10,623)	—	82	—	(10,541)
Cash and cash equivalents at beginning of period	14,687	6	14,925	—	29,618

Cash and cash equivalents at end of period	$4,064	$6	$15,007	$—	$19,077

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

Market prices of phosphate rock, sulfur and sulfuric acid, primary raw materials used in the production of specialty phosphates, have increased substantially over the last several quarters. We purchase phosphate rock, sulfur and sulfuric acid directly and have other long term raw material supply contracts whose pricing is determined in part by phosphate rock and sulfur spot prices. If current raw material market price levels for phosphate rock and sulfur are sustained throughout 2008 into 2009, we currently estimate that our annual raw material costs will increase on an annualized basis by an amount equivalent to approximately 75% to 85% of 2007 annual sales, or by approximately $435 to $495 million, by the second quarter of 2009 as compared to our year-end 2007 cost structure. Approximately 40% of this cost increase is expected to occur during 2008, with the balance expected to occur in the first quarter of 2009.

In addition, market prices of other key raw materials used in the production of specialty phosphates, such as caustic soda, energy (principally natural gas and electricity), and transportation, have all increased substantially over the last several quarters and could continue to rise in the future.

Historically, we have successfully recovered raw material, energy and other cost increases through price increases. In addition to offsetting raw material cost increases, management’s current pricing strategy also targets pricing our products at full value. During the fourth quarter of 2007, we implemented price increases in all our product lines, most of which became effective January 1, 2008. We also implemented price increases in February, April and June 2008, and recently announced additional price increases to be implemented August 1, 2008. These price increases are expected to be fully realized by the fourth quarter of 2008 and are expected to result in a revenue increase of 120% to 130% of 2007 annual sales, or approximately $695 to $755 million, on an annualized basis.

While Innophos cannot guarantee that its pricing actions will succeed, to date marketplace acceptance rates for price increases have been high. In light of recent market volatility, it is possible that raw material costs may continue to increase, and that additional price increases or employment of other measures may be necessary to recover those additional cost increases. Finally, as Innophos raises prices, it is possible that demand for the Company’s products may decline to the extent its customers reformulate their products or otherwise reduce purchases.

During 2008 management expects that price increases will be achieved ahead of realized cost increases by a material amount. Management currently estimates the potential favorable impact of selling price increases exceeding raw material cost increases will result in at least an $80 million year over year improvement in operating income per quarter during the third and fourth quarters of 2008, assuming volumes remain consistent with the first half of 2008. Management believes the buffering effect that our long term raw material contracts provide will continue in 2009 and that the trend of selling price increases exceeding raw material cost increases by a material amount will also continue through 2009.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Amount	%	Amount	%
Net sales	$264.0	100.0	$151.9	100.0
Cost of goods sold	156.1	59.1	120.0	79.0

Gross profit	107.9	40.9	31.9	21.0
Operating expenses: Selling, general and administrative	17.1	6.5	17.8	11.7
Research & Development Expenses	0.6	0.2	0.6	0.4

Operating income	90.2	34.2	13.5	8.9
Interest expense, net	6.8	2.6	7.9	5.2
Foreign exchange (gains) losses, net	(0.3)	(0.1)	0.1	0.1
Other expense (income)	(0.2)	(0.1)	(0.1)	(0.1)
Provision for income taxes	22.7	8.6	5.1	3.4

Net income	$61.2	23.2	$0.5	0.3

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Amount	%	Amount	%
Net sales	$426.5	161.6	$288.6	100.0
Cost of goods sold	277.9	105.3	235.7	81.7

Gross profit	148.6	56.3	52.9	18.3
Operating expenses: Selling, general and administrative	33.8	12.8	28.4	9.8
Research & Development Expenses	1.1	0.4	1.1	0.4

Operating income	113.7	43.1	23.4	8.1
Interest expense, net	13.8	5.2	15.9	5.5
Foreign exchange (gains) losses, net	—	—	—	—
Other expense (income)	(0.2)	(0.1)	(0.1)	(0.0)
Provision for income taxes	28.0	10.6	7.3	2.5

Net income (loss)	$72.1	27.3	$0.3	0.1

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2008 were $264.0 million, an increase of $112.1 million, or 73.8%, as compared to $151.9 million for the same period in 2007. Selling price increases had a positive impact on revenue of 87.7% or $133.2 million that occurred across all product lines. Included in these price increases were $6.6 million of revenues for second quarter pricing settlements that were retroactive to the first quarter. Volume and mix impacts upon revenue had a negative impact of 13.9% or $21.1 million that occurred primarily in STPP & Other Products. This decrease, which primarily impacted our Mexico segment, was for the most part due to the timing of GTSP shipments (a large planned mid-July shipment required inventory to be built in May and June), however we also saw some limited reformulation in detergents using STPP in the second quarter. Purified Phosphoric Acid experienced a decrease that was partially attributable to the planned outage at the Geismar, LA acid plant. Finally, Specialty Salts and Specialty Acids volumes increased due to our focus on these products. On a unit basis, the average selling price for all Innophos products increased by 83.8% year-over-year for the quarter, and the total volume shipped decreased by 5.4%.

The following table illustrates for the three months ended June 30, 2008 the percentage changes in net sales by reportable segment compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	36.4%	3.3%	39.7%
Canada	32.3%	(11.5)%	20.8%
Mexico	166.0%	(38.2)%	127.8%

The following table illustrates for the three months ended June 30, 2008 the percentage changes for net sales by major product lines compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	123.9%	(26.3)%	97.6%
Specialty Salts and Specialty Acids	34.0%	13.8%	47.8%
STPP & Other Products	151.6%	(51.8)%	99.8%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2008 was $107.9 million, an increase of $76.0 million, or 238.2%, as compared to $31.9 million for the same period in 2007. Gross profit percentage increased to 40.9% for the three months ended June 30, 2008 versus 21.0% for the same period in 2007. The change in gross profit was primarily due to higher selling prices which had a favorable impact of $133.2 million. Included in these price increases were $6.6 million of revenues for second quarter pricing settlements that were retroactive to the first quarter. This was partially offset by unfavorable sales volume and mix impacts upon revenue and higher raw material, freight, and manufacturing expenses which had a combined unfavorable impact of $60.2 million. Gross profit was favorable by $3.6 million for a GTSP shipment that was delayed from March into April because of ship availability. Gross profit was unfavorable by $1.3 million for a scheduled Geismar, LA plant maintenance outage, which was lower than anticipated. Gross profit was unfavorable by $1.3 million for the asset impairment expense for two obsolete production units. Gross profit was unfavorable by $1.3 million for the asset impairment expense for two obsolete production units. Gross profit was favorable by $2.0 million for expense incurred in 2007 for the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended June 30, 2008, these costs were $17.7 million, a decrease of $0.7 million, or 3.8%, as compared to $18.4 million for the same period in 2007. Operating expenses were negatively affected by $1.8 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $0.9 million higher short-term incentive program accruals, $0.8 million non-cash share based compensation, $0.5 million for increased commercial efforts and $2.1 million of all other costs. Operating expenses were favorable by $6.8 million for unusual expenses incurred in 2007 primarily in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of related assets to Innophos.

Operating Income

Operating income for the three months ended June 30, 2008 was $90.2 million, an increase of $76.7 million, or 568.1%, as compared to $13.5 million for the same period in 2007. Operating income as a percentage of net sales increased to 34.2% versus 8.9% for the same period in 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2008 was $6.8 million, a decrease of $1.1 million, compared to $7.9 million for the same period in 2007. This decrease is primarily due to the lower balance of our Term Loan from prepayments made in 2007 along with lower interest rates.

Foreign Exchange

Foreign exchange gain for the three months ended June 30, 2008 was $0.3 million compared to a loss of $0.1 million for the same period in 2007. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended June 30, 2008 was $22.7 million compared to $5.1 million for the comparable period of 2007. Income earned by our subsidiary in Mexico is fully taxable, so increases in our Mexican earnings, as we had in the second quarter of 2008, would normally be expected to result in increased income tax expense. The U.S. operations continue to carry a full valuation allowance for its net deferred tax asset.

Net Income (Loss)

Net income for the three months ended June 30, 2008 was $61.2 million, an increase of $60.7 million, compared to net income of $0.5 million for the same period in 2007, due to the factors described above.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2008 were $426.5 million, an increase of $137.9 million, or 47.8%, as compared to $288.6 million for the same period in 2007. Selling price increases had a positive impact on revenue of 60.3% or $173.9 million that occurred across all product lines. Volume and mix impacts upon revenue had a negative impact of 12.5% or $36.0 million that occurred primarily in STPP & Other Products. This decrease, which primarily impacted our Mexico segment, was for the most part due to the timing of GTSP shipments (a large planned mid-July shipment required inventory to be built in May and June), however we also saw some limited reformulation in detergents using STPP in the second quarter. Purified Phosphoric Acid experienced a decrease that was partially attributable to the planned outage at the Geismar, LA acid plant. Finally, Specialty Salts and Specialty Acids volumes increased due to our focus on these products. On a unit basis, the average selling price for all Innophos products increased by 66.2% year-over-year for the first six months, and the total volume shipped decreased by 11.1%.

The following table illustrates for the six months ended June 30, 2008 the percentage changes in net sales by reportable segment compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	25.7%	5.6%	31.3%
Canada	24.5%	(12.2)%	12.3%
Mexico	113.8%	(38.0)%	75.8%

The following table illustrates for the six months ended June 30, 2008 the percentage changes for net sales by major product lines compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	79.7%	(15.4)%	64.3%
Specialty Salts and Specialty Acids	22.7%	12.5%	35.2%
STPP & Other Products	111.4%	(54.5)%	56.9%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2008 was $148.6 million, an increase of $95.7 million, or 180.9%, as compared to $52.9 million for the same period in 2007. Gross profit percentage increased to 34.8% for the six months ended June 30, 2008 versus 18.3% for the same period in 2007. The change in gross profit was due to higher selling prices which had a favorable impact of $173.9 million, partially offset by unfavorable sales volume and mix impacts upon revenue and higher raw material, freight, and manufacturing expenses which had a combined unfavorable impact of $79.0 million. Gross profit was unfavorable by $1.3 million for a scheduled Geismar, LA plant maintenance outage, which was lower than anticipated . Gross profit was unfavorable by $1.3 million for the asset impairment expense for two obsolete production units. Gross profit was favorable for expenses incurred in 2007 by $1.4 million for Mexican workforce reorganization costs, and $2.0 million for the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the six months ended June 30, 2008, these costs were $34.9 million, an increase of $5.4 million, or 18.3%, as compared to $29.5 million for the same period in 2007. Operating expenses were negatively affected by $2.2 million of legal and other fees to comply with the DOJ STPP document request subpoena , $3.1 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $2.0 million higher short-term incentive program accruals, $1.1 million for increased commercial efforts, $1.0 million for non-cash share based compensation and $2.8 million of all other costs. Operating expenses were favorable by $6.8 million for unusual expenses incurred in 2007 primarily in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of related assets to Innophos.

Operating Income

Operating income for the six months ended June 30, 2008 was $113.7 million, an increase of $90.3 million, or 385.9%, as compared to $23.4 million for the same period in 2007. Operating income as a percentage of net sales increased to 43.1% versus 8.1% for the same period in 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2008 was $13.8 million, a decrease of $2.1 million, compared to $15.9 million for the same period in 2007. This decrease is primarily due to the lower balance of our Term Loan from prepayments made in 2007 along with lower interest rates.

Foreign Exchange

There was minimal foreign exchange gain or loss for both periods.

Provision for Income Taxes

Provision for income tax expense for the six months ended June 30, 2008 was $28.0 million compared to $7.3 million for the comparable period of 2007. Income earned by our subsidiary in Mexico is fully taxable, so increases in our Mexican earnings, as we had for the six months ended June 30, 2008, would normally be expected to result in increased income tax expense. The U.S. operations continue to carry a full valuation allowance for its net deferred tax asset.

Net Income (Loss)

Net income for the six months ended June 30, 2008 was $72.1 million, an increase of $71.8 million, compared to net income of $0.3 million for the same period in 2007, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Net Sales % Change
Segment Net Sales
United States	$117,427	$84,051	39.7%
Mexico	137,527	60,374	127.8%
Canada	9,046	7,487	20.8%

Total	$264,000	$151,912	73.8%

Segment Operating Income
United States	$13,347	$(3,035)
Mexico	75,526	15,194
Canada	1,368	1,309

Total	$90,241	$13,468

Segment Operating Income % of net sales
United States	11.4%	(3.6)%
Mexico	54.9%	25.2%
Canada	15.1%	17.5%

	Six months ended June 30, 2008	Six months ended June 30, 2007	Net Sales % Change
Segment Net Sales
United States	$210,277	$160,178	31.3%
Mexico	199,411	113,413	75.8%
Canada	16,850	15,001	12.3%

Total	$426,538	$288,592	47.8%

Segment Operating Income
United States	$17,912	$(2,397)
Mexico	93,036	23,147
Canada	2,722	2,731

Total	$113,670	$23,481

Segment Operating Income % of net sales
United States	8.5%	(1.5)%
Mexico	46.7%	20.4%
Canada	16.2%	18.2%

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Segment Net Sales:

In the United States net sales increased 39.7% for the three months ended June 30, 2008 when compared with the same period in 2007, primarily due to higher selling prices across all product lines which increased sales by 36.4% on average.

In Mexico net sales increased 127.8% for the three months ended June 30, 2008 when compared with the same period in 2007. Selling prices increased sales 166.0%, mainly in STPP & Other Products but seen across all product lines. Included in these price increases were $6.6 million of revenues for second quarter pricing settlements that were retroactive to the first quarter. Volume and mix impact upon revenue was a decrease of 38.2%, mainly in STPP & Other Products but seen across all product lines. The decrease in STPP & Other Products was for the most part due to the timing of GTSP shipments (a large planned mid-July shipment required inventory to be built in May and June), however we also saw some limited reformulation in detergents using STPP in the second quarter.

In Canada net sales increased 20.8% for the three months ended June 30, 2008 when compared with the same period in 2007. Selling price increased sales 32.3% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 11.5% across all product lines.

Segment Operating Income % of Net Sales:

The 15.0% increase in the United States for the three months ended June 30, 2008 compared with the same period in 2007 is mainly due to favorable selling prices and a favorable volume and mix impact on revenue and lower operating expenses. This was partially offset by higher raw material costs, increased cost for a scheduled Geismar, LA plant maintenance outage, and the asset impairment expense for two obsolete production units. Operating expenses were lower mainly due to expense incurred in 2007 in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., partially offset by professional fees to support growth and other corporate initiatives such as assessing our IT systems, higher short-term incentive program accruals, and higher non-cash share based compensation.

The 29.7% increase in Mexico for the three months ended June 30, 2008 compared with the same period in 2007 is due to favorable selling prices and $3.6 million for a GTSP shipment that was delayed from March into April because of ship availability. Included in the favorable selling prices were revenues for second quarter pricing settlements that were retroactive to the first quarter. These were partially offset by decreased volume and mix, increased raw material costs, higher manufacturing costs, and higher operating expenses. The increase is also due to expense incurred in 2007 related to the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

The 2.4% decrease in Canada for the three months ended June 30, 2008 compared with the same period in 2007 is due to unfavorable volume and mix impact on revenue, higher raw material costs, and increased manufacturing and operating expenses partially offset by increased selling prices.

During the three month period ending June 30, 2008 depreciation and amortization expense was $9.1 million in the United States, $0.5 million in Canada, and $5.0 million in Mexico.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Segment Net Sales:

In the United States net sales increased 31.3% for the six months ended June 30, 2008 when compared with the same period in 2007. Selling prices increased sales by 25.7% with increases across all product lines. Volume and mix impact upon revenue was an increase of 5.6%, primarily in Specialty Salts and Specialty Acids due to our focus on these products. Purified Phosphoric Acid experienced a decrease that was partially attributable to the planned outage at the Geismar, LA acid plant.

In Mexico net sales increased 75.8% for the six months ended June 30, 2008 when compared with the same period in 2007. Selling prices increased sales 113.8%, mainly in STPP & Other Products but seen across all product lines. Volume and mix impact upon revenue was a decrease of 38.0%, mainly in STPP & Other Products but seen across all product lines. The decrease in STPP & Other Products was for the most part due to the timing of GTSP shipments (a large planned mid-July shipment required inventory to be built in May and June), however we also saw some limited reformulation in detergents using STPP in the second quarter.

In Canada net sales increased 12.3% for the six months ended June 30, 2008 when compared with the same period in 2007. Selling price increased sales 24.5% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 12.2%, primarily in Specialty Salts and Specialty Acids and STPP & Other Products.

Segment Operating Income % of Net Sales:

The 10.0% increase in the United States for the six months ended June 30, 2008 compared with the same period in 2007 is mainly due to favorable selling prices and a favorable volume and mix impact on revenue. This was partially offset by higher raw material costs, increased cost for a scheduled Geismar, LA plant maintenance outage, and the asset impairment expense for two obsolete production units, and increased operating expenses. Operating expenses increased mostly due to legal fees to comply with the DOJ STPP document request subpoena, professional fees to support growth and other corporate initiatives such as assessing our IT systems, higher short-term incentive program accruals, higher non-cash share based compensation, and increased commercial efforts, partially offset by expense incurred in 2007 in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc.

The 26.3% increase in Mexico for the six months ended June 30, 2008 compared with the same period in 2007 is due to favorable selling prices, which were partially offset by decreased volume and mix impacts upon revenue, increased raw material costs, and increased operating expenses. The increase is also due to expenses incurred in 2007 for the Mexican workforce reorganization and the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

The 2.0% decrease in Canada for the six months ended June 30, 2008 compared with the same period in 2007 is due to unfavorable volume and mix impact on revenue, higher raw material costs, and increased manufacturing and operating expenses partially offset by increased selling prices.

During the six month period ending June 30, 2008 depreciation and amortization expense was $16.6 million in the United States, $0.9 million in Canada, and $9.6 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Six months ended June 30, 2008	Six months ended June 30, 2007

Operating Activities	$47.4	$21.5
Investing Activities	(9.3)	(14.2)
Financing Activities	(1.4)	(17.8)

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net cash provided by operating activities was $47.4 million for the six months ended June 30, 2008 as compared to $21.5 million for the same period in 2007, an increase in cash of $25.9 million. The increase in operating activities cash resulted from a favorable change of $71.8 million in net income, mostly price improvement as described earlier, and $5.6 million in non-cash items affecting net income, partially offset by unfavorable changes of $49.1 million in net working capital and $2.4 million in non-current accounts.

Non-cash items affecting net income increased by $5.6 million primarily due to increased depreciation expense, partially due to the asset impairment expense for two obsolete production units, increased share based compensation, and decreased benefit from deferred taxes.

The change in net working capital is a use of cash of $53.1 million in 2008 compared to a use in 2007 of $4.0 million, an increase in the use of cash of $49.1 million. The increased use of cash is due to higher selling prices and recent settlements of first half 2008 price increases which increased accounts receivable balances and higher raw material costs increasing inventory values without any compensating increase in accounts payable due primarily to advance payments with raw material suppliers to ensure timely deliveries. This was partially offset by increased current liabilities for the accrual of income taxes resulting from the increased earnings in Mexico. Working capital is expected to continue to increase as we continue to raise prices and incur higher raw material costs.

Net cash used for investing activities was $9.3 million for the six months ended June 30, 2008, compared to $14.2 million for the same period in 2007, a decrease in the use of cash of $4.9 million. This was due to $2.5 million lower capital spending related to the 2007 cogeneration project in Coatzacoalcos, Mexico, $2.1 million lower spending for the purchase in 2007 of certain assets from Rhodia related to the early cancellation of our 2004 ten-year “pharma” sales agency agreement and $0.3 million other.

Net cash from financing activities for the six months ended June 30, 2008 was a use of $1.4 million, compared to a use of $17.8 million in for the same period in 2007, a decrease in the use of cash of $16.4 million. This is due to borrowing $10.0 million from our revolving credit facility to fund working capital needs and $7.5 million lower Term Loan principal payments, partially offset by $1.1 million increased capital returned to parent. We do not anticipate any further borrowings on the revolver in 2008 and have repaid the entire revolver balance in July.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. As of June 30, 2008 management estimates the first quarter 2009 excess cash flow payment and the short-term required quarterly principal payments to be $83.8 million.

	Years ending December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Senior credit facility (1)	$137,500	$10,663	$32,497	$94,340	$—	$—	$—
2004 Senior Subordinated Notes Due 2014 (2)	293,283	8,432	16,862	16,863	16,862	16,863	217,401
Future service pension benefits	8,265	475	562	623	682	774	5,149
Other (3)	553,609	62,404	51,299	51,299	51,299	51,299	286,009
Operating leases	19,093	4,211	3,732	3,182	2,588	1,856	3,524

Total contractual cash obligations (4)	$1,011,749	$86,185	$104,952	$166,307	$71,431	$70,792	$512,083

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $6.7 million assuming a 4.8% interest rate. The Company made principal payments of $0.5 million on March 29, 2008 and June 30, 2008, respectively, on the Term Loan. Amounts include $10.0 million borrowed under the $50.0 million revolving portion of the senior credit facility which has also issued approximately $2.5 million of letters of credit under the sub-facility which reduces the available credit to $37.5 million as of June 30, 2008. Balances exclude revolver repayments of $5.0 million each on July 1, 2008 and July 24, 2008.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2008 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials based on current costs and 2008 energy commitments from suppliers.
(4)	Does not reflect the $66.0 million 9.5% Senior Unsecured Notes due 2012 which were issued by our ultimate parent, Innophos Holdings, Inc. on April 16, 2007. Annual cash interest payments would be approximately $6.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At June 30, 2008, we had $190.0 million principal amount of fixed-rate debt and $177.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. Based on $137.5 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.4 million per year. In addition, Innophos Holdings, Inc. has $66.0 million of senior unsecured notes. These senior unsecured notes are not included in the consolidated results of Innophos, Inc. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

We do not currently hedge our commodity or currency rate risks. In April 2006, we entered into an interest rate cap derivative instrument with a notional amount of $100 million with a rate cap of 7%, with a referenced index based on a three month LIBOR expiring in April 2009.

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

As of June 30, 2008, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

However, as the costs and prices of our products correspondingly rise, certain of those products, particularly those directed at end use markets such as the detergent and oral care markets (where their portion of the end product cost is often larger), face an increasing threat of substitution from cost factors alone. Under circumstances where the costs of known and acceptable substitute non-phosphate chemistries become economically viable for a significant portion of our end use markets, our customers, may decide to utilize the substitute chemistries to control their costs. If higher costs and prices result in such substitutions for major products and markets and we are not able to shift our manufacturing capabilities to alternate products we can sell profitably, we could face a loss of volumes, revenues and/or profits from this kind of cost-driven substitution. Although we cannot estimate the pricing levels at which cost substitution will affect us (since it depends on variables such as the duration of recent price escalation, the availability and costs of our products relative to the substitutes, and future marketing and pricing decisions made by our customers), we believe based on our understanding of where substitutions become feasible at least 40% of our current end use markets could be exposed to some level of potential cost substitution. We cannot be sure that actions we take to reduce the effects of cost driven substitution will be effective, nor that those effects ultimately will not be material to our results of operations or financial position.

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, merchant grade (green) acid, purified phosphoric acid and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. The prices we pay under these contracts generally lag the market prices of the underlying raw material. In rapidly increasing price environments, these long-term supply contracts tend to be favorable to the Company, possibly by material amounts. Conversely, in rapidly decreasing price environments, these long-term supply contracts could be unfavorable to the Company, possibly by material amounts. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. These effects may also be amplified in the case of supply contracts that have multiple-year durations. The Company may enter into sales contracts where the selling prices for our products are fixed for a period of one year, exposing us to volatility in raw materials prices that we acquire on a spot market basis.

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is mainly driven by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile, and both of which escalated rapidly during 2007 and into 2008. We obtain phosphate rock from Office Cherifen des Phosphates, or OCP, a state-owned mining company in Morocco under a long term supply agreement. Our supply of that material could be affected by capacity constraints, political unrest, or weather conditions in the areas where our supplier operates. Unless terminated sooner, that agreement renews automatically for successive five year periods beginning with September 10, 2010. However, either party has an opportunity to terminate it by giving not less than one year’s written notice prior to any periodic renewal date. Neither party thus far has given any such notice.

We remain in negotiation with OCP over the application of our agreement’s rock pricing formulas and other issues for 2008 and beyond. Pending completion of negotiations, we reached agreement with OCP on interim price, volume and commitments for 2008. We cannot guarantee that the final price for 2008 will not differ materially from the agreed interim pricing we are currently paying. In the event the parties cannot reach agreement, our contract provides a dispute resolution process involving binding arbitration. Similarly, we cannot predict whether differences will require either party to resort to arbitration, nor predict the timing or outcome of that process if it were invoked.

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

Competitive factors

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. In addition, in some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have an adverse impact on our competitive position. Capacity expansions, whether of new facilities, such as the 2006 startup of a fourth production train of purified phosphoric acid and the agricultural grade acid expansion announced for 2009 by Potash Corporation of Saskatchewan (PCS) or the re-start of previously idled facilities, such as Grupo Fertinal’s Phosphate mine and fertilizer complex which includes a GTSP (GranularTripleSuperPhosphate) facility earlier in 2008, could have a negative impact on our competitive position.

Although we are a specialty chemicals producer, the range of our products and the nature of our competitors extend into other areas of the broader, worldwide chemicals market. Competition in that broader market includes producers of far greater size and with far greater resources than Innophos and increasingly has been characterized by commodity based pricing and cyclicality. Consequently, we also face a risk that the bases of competition for our products may be influenced or re-characterized in the future by trends in the broader chemicals market.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated August 7, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated August 7, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: August 7, 2008

INNOPHOS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 7, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 7, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated August 7, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated August 7, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002