Form 10-K/A
period 2008-12-31
Innophos, Inc.
filed 2009-05-08
CIK 1325946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549

FORM 10-K/A

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2008
¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ____________

INNOPHOS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	333-129951	20-1380712
(state or other jurisdiction of incorporation)	(Commission File number)	(IRS Employer Identification No.)

     259 Prospect Plains Road
Cranbury, New Jersey 08512
(Address of Principal Executive Officer, including Zip Code)

(609) 495-2495
(Registrants’ Telephone Number, Including Area Code)

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ¨Yes   xNo
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  xYes   ¨No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  xYes  ¨No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
          Large Accelerated Filer¨ Accelerated Filer¨ Non-accelerated filerx Smaller reporting company¨
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ¨Yes  xNo

As of February 27, 2009, the registrant had 1,000 shares of Common Stock outstanding.

EXPLANATORY NOTE

     Innophos, Inc. is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 12, 2009. The purpose of the Form 10-K/A, Amendment No. 1, is to re-file Exhibits 10.8 and 10.9, which replace the previously filed Exhibits 10.8 and 10.9.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Item 15 is unchanged from the Original Filing, except for Exhibits 10.8 and 10.9 that are filed herewith.

Exhibit No. Description

10.8	Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15th , 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. filed herewith ‡

10.9	Sulfur Supply Contract dated as of August 1, 2007 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. filed herewith ‡

31.1	Certification of Principal Executive Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 filed herewith

31.2	Certification of Principal Financial Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

‡ Furnished with redactions subject to pending confidential treatment request.

                                                                                                                                                                                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 8th day of May, 2009.

                                                                                                                                                                                                   INNOPHOS, INC.

                                                                                                                                                                                                   By: /S/ WILLIAM N. FARRAN
                                                                                                                                                                                                       William N. Farran Vice President & General Counsel