Form 10-Q
period 2009-03-31
Innophos, Inc.
filed 2009-05-08
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, the registrant had 1,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$135,686	$124,623
Accounts receivable - trade	74,246	79,532
Inventories	131,522	145,310
Other current assets	30,810	33,993

Total current assets	372,264	383,458
Property, plant and equipment, net	223,662	230,422
Goodwill	51,706	51,706
Intangibles and other assets, net	53,652	54,518

Total assets	$701,284	$720,104

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$59,426	$72,613
Accounts payable, trade and other	39,071	36,676
Other current liabilities	42,308	39,232

Total current liabilities	140,805	148,521
Long-term debt	203,074	243,887
Other long-term liabilities	37,289	35,865

Total liabilities	381,168	428,273

Commitments and contingencies (see note 11)
Stockholders’ equity	320,116	291,831

Total stockholders’ equity	320,116	291,831

Total liabilities and stockholders’ equity	$701,284	$720,104

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net sales	$190,817	$162,538
Cost of goods sold	121,024	121,831

Gross profit	69,793	40,707

Operating expenses:
Selling, general and administrative	13,976	16,768
Research & development expenses	529	510

Total operating expenses	14,505	17,278

Operating income	55,288	23,429
Interest expense, net	6,065	6,963
Foreign exchange loss	415	290
Other income, net	(208)	(80)

Income before income taxes	49,016	16,256
Provision for income taxes	17,656	5,342

Net income	$31,360	$10,914

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities
Net income	$31,360	$10,914
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	11,597	12,541
Amortization of deferred financing charges	964	592
Deferred income tax benefit	(1,020)	(631)
Deferred profit sharing	(189)	190
Share-based compensation	542	401
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,286	(8,743)
Decrease (increase) in inventories	13,788	(16,890)
Decrease in other current assets	3,183	2,383
Increase (decrease) in accounts payable	2,395	(1,866)
Increase (decrease) in other current liabilities	3,076	(8,597)
Changes in other long-term assets and liabilities	836	(105)

Net cash provided from (used for) operating activities	71,818	(9,811)

Cash flows from investing activities:
Capital expenditures	(3,051)	(4,086)

Net cash used for investing activities	(3,051)	(4,086)

Cash flows from financing activities:
Return of capital to parent	(3,704)	(3,550)
Revolver Borrowing	—	14,000
Principal payments of term-loan	(54,000)	(500)

Net cash (used for) provided from financing activities	(57,704)	9,950

Net change in cash	11,063	(3,947)
Cash and cash equivalents at beginning of period	124,623	15,568

Cash and cash equivalents at end of period	$135,686	$11,621

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Retained (Deficit) Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, January 1, 2008	$(2,912)	$119,131	$(2,271)	$113,948
Net income	197,109			197,109
Change in pension and post-retirement plans, net of tax			247	247

Net income and other comprehensive income, net of tax				197,356
Stock-based compensation		3,467		3,467
Return of capital		(22,940)		(22,940)

Balance, December 31, 2008	$194,197	$99,658	$(2,024)	$291,831

Net income	31,360			31,360
Change in pension and post-retirement plans, net of tax			113	113

Net income and other comprehensive income, net of tax				31,473
Stock-based compensation		542		542
Return of capital		(3,730)		(3,730)

Balance, March 31, 2009	$225,557	$96,470	$(1,911)	$320,116

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2008 and for the three years then ended.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities and the related FSP’s, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

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

In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1, APB 28-1). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

2. Holdings Dividends:

The following is the dividend activity for the three months ended March 31, 2009 and 2008:

	Quarters ended March 31
	2009	2008
Dividends declared - per share	$0.17	$0.17
Dividends declared - aggregate	3,611	3,551

Dividends paid - per share	0.17	0.17
Dividends paid - aggregate	3,590	3,549

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

•	Annual Board of Directors stock retainer grants, which entitle external members of the Board to receive a number of shares of the Company’s common stock equal to the annual retainer value.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2009	March 31, 2008
Stock options	$167	$91
Restricted stock	1	231
Performance shares	374	79

Total share-based compensation expense	$542	$401

There were 5,500 restricted shares granted with a fair value of $45. These awards are classified as equity awards and vest through no later than January 31, 2011. The related compensation expense is based on the date of grant share price of $8.24. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

4. Inventories:

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished products	$92,276	$111,031
Raw materials	31,204	26,183
Spare parts	8,042	8,096

	$131,522	$145,310

Inventory reserves as of March 31, 2009 and December 31, 2008 were $10,247 and $8,863, respectively.

5. Other Current Assets:

Other current assets consist of the following:

	March 31, 2009	December 31, 2008
Creditable taxes (value added taxes)	$4,915	$5,444
Prepaid income taxes	1,630	1,492
Deferred taxes	6,580	6,580
Prepaids	13,843	16,220
Other	3,842	4,257

	$30,810	$33,993

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

6. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2009	December 31, 2008
Developed technology and application patents, net of accumulated amortization of $8,751 for 2009 and $8,279 for 2008	10-20	$27,849	$28,321
Customer relationships, net of accumulated amortization of $3,249 for 2009 and $3,012 for 2008	5-15	8,081	8,318
Tradenames and license agreements, net of accumulated amortization of $3,002 for 2009 and $2,839 for 2008	5-20	6,358	6,521
Capitalized software, net of accumulated amortization of $2,697 for 2009 and $2,496 for 2008	3-5	1,103	1,293
Non-compete agreement, net of accumulated amortization of $221 for 2009 and $189 for 2008	5	410	441

Total Intangibles		$43,801	$44,894

Deferred financing costs, net of accumulated amortization of $14,607 for 2009 and $13,643 for 2008		$6,842	$7,806
Deferred income taxes		1,581	512
Other assets		1,428	1,306

Total other assets		$9,851	$9,624

		$53,652	$54,518

7. Other Current Liabilities:

Other current liabilities consist of the following:

	March 31, 2009	December 31, 2008
Taxes	$18,817	$9,318
Payroll related	7,190	6,507
Freight and rebates	3,255	4,942
Benefits and pensions	4,043	5,688
Interest	2,136	9,284
Legal	1,476	828
Other	5,391	2,665

	$42,308	$39,232

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	March 31, 2009	December 31, 2008
Senior credit facility	$72,500	$126,500
Senior subordinated notes	190,000	190,000

	$262,500	$316,500
Less current portion	59,426	72,613

	$203,074	$243,887

The senior credit facility (Credit Agreement) provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the Credit Agreement bear interest at March 31, 2009 at 3.5%. The amount outstanding on the term loan facility as of March 31, 2009 was $72.5 million.

There was no amount outstanding on the revolving portion of the Credit Agreement at March 31, 2009. The Company has also issued approximately $2.4 million of letters of credit under the sub-facility as of March 31, 2009.

The Company is required within five days from the issuance of the 2009 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) in addition to the quarterly principal payments. Management estimates the excess cash flow payment and the required quarterly principal payments over the next four quarters to be $59.4 million as of March 31, 2009.

The Company made a $53.6 million excess cash flow payment of the term loan on March 16, 2009. In the first quarter of 2009 this payment resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges.

The Senior Subordinated Notes accrue interest from the issue date at a rate of 8.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

The Senior Unsecured Notes which were issued by our ultimate parent, Innophos Holdings, Inc. accrue interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

As of March 31, 2009, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the three months ended March 31, 2009 and March 31, 2008 was $9,764 and $10,980, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2009	March 31, 2008
Interest expense	$5,395	6,832
Deferred financing cost	964	592
Interest income	(277)	(162)
Less: amount capitalized for capital projects	(17)	(299)

Total interest expense, net	$6,065	$6,963

9. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	March 31, 2009	December 31, 2008
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,918	3,106
Deferred income taxes	21,755	21,707
Pension and post retirement liabilities (US and Canada only)	4,759	4,647
Other Liabilities	6,757	5,305

	$37,289	$35,865

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

10. Income Taxes:

The effective income tax rate on income before taxes was 36% for the three months ended March 31, 2009 compared to 33% for the comparable period in 2008. The change in the effective tax rate is a result of a shift of earnings before tax for our operations in multiple tax jurisdictions.

Income taxes paid were $7,037 and $7,465 for the three months ended March 31, 2009 and March 31, 2008, respectively.

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of March 31, 2009.

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

Litigation

OCP Arbitration

In December 2008, Innophos initiated binding arbitration with OCP, S.A., its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under the Company’s agreement with that supplier. A panel of three arbitrators has now been selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Hearings have been scheduled for November 2009, and the arbitration decision is expected at or shortly after year-end. The parties reached agreement on interim prices, which the Company paid for shipments during 2008. Management has determined that the contingent liability of having to pay amounts above the amounts paid as interim prices is not material.

Most recently, the parties reached agreement on interim prices for 2009, which the Company will be paying for this year’s shipments. For inventory accounting purposes, the Company is recording its cash cost under the interim pricing agreement.

Management has determined that there is both a contingent liability and a contingent asset that could result from 2009 phosphate rock prices that are higher or lower than the inventory prices, respectively, depending on the decision in the arbitration proceeding. Management has determined that the contingent liability of having to pay amounts above such 2009 interim prices is neither remote nor probable, and is reasonably possible. While the amount of the contingent liability and the contingent asset are not estimable, within the range of outcomes that management has determined to be reasonably possible the most likely outcome would be prices below the interim prices rather than above, possibly by a material amount. Accordingly, the Company has not established a reserve for a contingent liability or an amount for a contingent gain on its financial statements.

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the CNA of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $25.5 million at current exchange rates as of April 22, 2009, including basic charges of $8.8 million and $16.7 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $9.0 million of additional basic charges to date at current exchange rates, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $0.4 million of additional basic charges per year at current exchange rates. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, representing approximately $3.3 million of basic charges at current exchange rates. Moreover, although not included in our court judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $5.7 million at current exchange rates or other measure of damages for such breaches. Rhodia contested indemnification responsibility for such breaches and filed a motion for partial summary judgment to dismiss such claims. In January 2009, that motion was denied by the New York trial court. It is possible that Rhodia may appeal such denial or that the case will proceed to trial or motions to resolve this and other issues.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2009. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

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

After a preliminary review, the Company estimates that the potential liability for base fees for 2002-2005 would be approximately $1.0 million, plus unspecified interest, inflation adjustments and penalties, which we estimate could increase the potential liability to approximately $5 million (all calculated at current exchange rates). However, we also believe that the duties tables are not applicable because they were superseded by the CPDs, which were specifically designed and issued for the plant, and with which the Company complies. In addition, we believe there are other meritorious defenses, including the applicable statute of limitations. The Company intends to vigorously defend any claim arising from the notice. We also believe that any claim or liability, to the extent relating to periods prior to the August 13, 2004 acquisition of our business from affiliates of Rhodia, would be fully indemnified by Rhodia. We put Rhodia on notice of an indemnification claim, which declined the claim and the opportunity to control the defense. Therefore, Innophos will undertake the defense, reserving its indemnity rights against Rhodia.

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

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, in response to Mexicana’s challenge to ICC jurisdiction, Sudamfaos withdrew the request for arbitration. In October, 2008, Mexicana filed a lawsuit in Mexico against Sudamfos for collection of approximately $1.2 million which Sudamfos refused to pay for prior product deliveries. Management has determined that this outstanding receivable is fully collectible.

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

Other contingencies

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

significant judgment. The development of future cash flow projections require management estimates related to forecasted sales and expected costs trends. To the extent that changes in the current business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods. On February 25, 2009, the Company had entered into a letter of intent with Quimir, a subsidiary of Mexichem, to toll manufacture STPP for Innophos. However, the Company has since decided not to finalize the tolling arrangement and management’s current cash flow projection indicates the STPP asset group will be recoverable.

12. Pension:

Net periodic benefit expense for the United States plans for the three months ended March 31, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	41	67
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	—	(21)	(21)

Net periodic benefit expense	$2	$173	$175

Net periodic benefit expense for the United States plans for the three months ended March 31, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$82	$82
Interest cost	29	37	66
Expected return on assets	(27)	—	(27)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(2)	(25)	(27)

Net periodic benefit expense	$—	$159	$159

We made our entire cash contributions of $2.6 million for our U.S. defined contribution plan during the first quarter of 2009 for the plan year 2008. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2009 which payment was made in April 2009.

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$37	$9	$46
Interest cost	110	17	127
Expected return on assets	(147)	—	(147)
Amortization of transition obligation	—	6	6
Amortization of prior service cost	4	—	4
Amortization of unrecognized (gains)/losses	19	1	20
Exchange rate changes	62	(20)	42

Net periodic benefit expense	$85	$13	$98

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$58	$15	$73
Interest cost	118	14	132
Expected return on assets	(175)	—	(175)
Amortization of initial transition obligation	—	9	9
Amortization of unrecognized (gains)/losses	21	2	23
Exchange rate changes	88	(28)	60

Net periodic benefit expense	$110	$12	$122

We made cash contributions to our Canadian defined benefit plan of $0.2 million during the three months ended March 31, 2009. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2009.

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

For the three months ended March 31, 2009	United States	Mexico	Canada	Eliminations		Total
Sales	$122,185	$58,427	$10,205	$		$190,817
Intersegment sales	14,237	703	20,066		(35,006)	—

Total sales	$136,422	$59,130	$30,271		$(35,006)	$190,817

Operating income	$40,873	$7,517	$6,898		$—	$55,288

For the three months ended March 31, 2008	United States	Mexico	Canada	Eliminations		Total
Sales	$92,850	$61,884	$7,804	$		$162,538
Intersegment sales	9,181	5,969	16,330		(31,480)	—

Total sales	$102,031	$67,853	$24,134		$(31,480)	$162,538

Operating income	$4,565	$17,510	$1,354		$—	$23,429

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of March 31, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$91,616	$4	$44,066	$—	$135,686
Accounts receivable	233,365	—	209,365	(368,484)	74,246
Inventories	70,654	—	60,868	—	131,522
Other current assets	19,813	—	11,114	(117)	30,810

Total current assets	415,448	4	325,413	(368,601)	372,264
Property, plant and equipment, net	107,000	—	116,662	—	223,662
Goodwill	7,237	—	44,469	—	51,706
Investment in subsidiaries	240,849	197,821	—	(438,670)	—
Intercompany notes	30,314	—	—	(30,314)	—
Intangibles and other assets, net	41,527	—	12,125	—	53,652

Total	$842,375	$197,825	$498,669	$(837,585)	$701,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$59,426	$—	$—	$—	$59,426
Accounts payable, trade and other	216,571	—	190,984	(368,484)	39,071
Other current liabilities	26,000	—	16,425	(117)	42,308

Total current liabilities	301,997	—	207,409	(368,601)	140,805
Long-term debt	203,074	—	30,314	(30,314)	203,074
Other long-term liabilities	17,188	—	20,101	—	37,289
Total stockholders’ equity	320,116	197,825	240,845	(438,670)	320,116

Total	$842,375	$197,825	$498,669	$(837,585)	$701,284

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$136,422	$—	$89,402	$(35,007)	$190,817
Cost of goods sold	84,522	—	71,509	(35,007)	121,024

Gross Profit	51,900	—	17,893	—	69,793

Operating expenses:
Selling, general and administrative expenses and R&D	11,027	1	3,477	—	14,505

Total operating expenses	11,027	1	3,477	—	14,505

Operating income	40,873	(1)	14,416	—	55,288
Interest expense, net	5,498	—	567	—	6,065
Foreign exchange (gains) losses	(25)	—	440	—	415
Other income	—	—	(208)	—	(208)
Equity (income) loss	(9,072)	(4,702)	—	13,774	—

Income (loss) before income tax	44,472	4,701	13,617	(13,774)	49,016
Provision for income taxes	13,112	—	4,544	—	17,656

Net income (loss)	$31,360	$4,701	$9,073	$(13,774)	$31,360

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$102,031	$—	$91,987	$(31,480)	$162,538
Cost of goods sold	83,395	—	69,916	(31,480)	121,831

Gross Profit	18,636	—	22,071	—	40,707

Operating expenses:
Selling, general and administrative expenses and R&D	14,070	—	3,208	—	17,278

Total operating expenses	14,070	—	3,208	—	17,278

Operating income	4,566	—	18,863	—	23,429
Interest expense, net	5,098	—	1,865	—	6,963
Foreign exchange (gains)/losses	(86)	—	376	—	290
Other expenses (income)	—	—	(80)	—	(80)
Equity (income) loss	(11,430)	(10,633)	—	22,063	—

Income (loss) before income tax	10,984	10,633	16,702	(22,063)	16,256
Provision for income taxes	70	—	5,272	—	5,342

Net income (loss)	$10,914	$10,633	$11,430	$(22,063)	$10,914

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$31,360	$4,701	$9,073	$(13,774)	$31,360
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	6,192	—	5,405	—	11,597
Amortization of deferred financing charges	964	—	—	—	964
Deferred income taxes/(benefits)	493	—	(1,513)	—	(1,020)
Deferred profit sharing	—	—	(189)	—	(189)
Share-based compensation	542	—	—	—	542
Equity (income) loss in non-guarantor subsidiaries	(9,072)	(4,702)	—	13,774	—

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(18,424)	—	(15,933)	39,643	5,286
Decrease in inventories	492	—	13,296	—	13,788
Decrease/(increase) in other current assets	2,499	—	1,030	(346)	3,183
Increase/(decrease) in accounts payable	24,101	—	17,937	(39,643)	2,395
Increase in other current liabilities	451	—	2,279	346	3,076
Changes in other long-term assets and liabilities, net	59	—	777	—	836

Net cash provided from operating activities	39,657	(1)	32,162	—	71,818

Cash flows from investing activities:
Capital expenditures	(1,632)	—	(1,419)	—	(3,051)

Net Cash used for investing activities	(1,632)	—	(1,419)	—	(3,051)

Cash flows from financing activities:
Repayments from subsidiaries	50,000	—	—	(50,000)	—
Net change in borrowing with Innophos, Inc	—	—	(50,000)	50,000	—
Return of capital to parent	(3,704)	—	—	—	(3,704)
Principal payment of term loans	(54,000)	—	—	—	(54,000)

Net cash used for financing activities	(7,704)	—	(50,000)	—	(57,704)

Net change in cash	30,321	(1)	(19,257)	—	11,063
Cash and cash equivalents at beginning of period	61,295	5	63,323	—	124,623

Cash and cash equivalents at end of period	$91,616	$4	$44,066	$—	$135,686

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2008

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$10,914	$10,633	$11,430	$(22,063)	$10,914
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,454	—	5,087	—	12,541
Amortization of deferred financing charges	592	—	—	—	592
Deferred income taxes/(benefits)	45	—	(676)	—	(631)
Deferred profit sharing	—	—	190	—	190
Share-based compensation	401	—	—	—	401
Equity (income) loss in non-guarantor subsidiaries	(11,430)	(10,633)	—	22,063	—

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(23,080)	—	(20,839)	35,176	(8,743)
Increase in inventories	(5,245)	—	(11,645)	—	(16,890)
Decrease/(increase) in other current assets	2,608	—	(199)	(26)	2,383
Increase/(decrease) in accounts payable	22,119	—	11,191	(35,176)	(1,866)
(Decrease)/increase in other current liabilities	(7,966)	—	(657)	26	(8,597)
Changes in other long-term assets and liabilities, net	(1,752)	—	1,647	—	(105)

Net cash used in operating activities	(5,340)	—	(4,471)	—	(9,811)

Cash flows from investing activities:
Capital expenditures	(1,998)	—	(2,088)	—	(4,086)

Net Cash used for investing activities	(1,998)	—	(2,088)	—	(4,086)

Cash flows from financing activities:
Advances to subsidiaries	(1,000)	—		1,000	—
Net change in borrowing with Innophos, Inc	—	—	1,000	(1,000)	—
Return of capital to parent	(3,550)	—	—	—	(3,550)
Principal payment of term loans	(500)	—	—	—	(500)
Borrowing from revolver	14,000	—	—	—	14,000

Net cash provided from financing activities	8,950	—	1,000	—	9,950

Net change in cash	1,612	—	(5,559)	—	(3,947)
Cash and cash equivalents at beginning of period	3,657	6	11,905	—	15,568

Cash and cash equivalents at end of period	$5,269	$6	$6,346	$—	$11,621

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2008 Annual Report on Form 10-K and “Forward-Looking Statements” sections of that report.

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

Recent Trends and Outlook

Considering the uncertainty around Mexican phosphate rock cost and operating levels, softer overall demand, greater competition and concern about the overall economic climate, management believes that reliable, specific operating income guidance cannot be provided for the full year 2009. On a sequential basis, management currently expects second quarter 2009 volumes, excluding GTSP fertilizer sales, to increase approximately 5% from those experienced in the first quarter, with Mexico operating rates unchanged. The Company expects its second quarter 2009 raw material cost structure to be $15-18 million higher than the first quarter due to higher phosphate rock costs in Mexico, the first quarter inventory re-pricing benefit and the mix of phosphoric acid supply in the United States. This increased cost will be offset somewhat by improved fixed cost containment.

Looking beyond the second quarter of 2009, overall volumes are uncertain and dependent on the depth and length of the recession and overall competitive intensity. Selling prices are expected to trend down throughout the year, and cost structure is expected to increase primarily due to increased phosphate rock costs affecting Mexico fully in the third quarter of 2009. Assuming sulfur market prices in Mexico remain at current levels and phosphate rock prices reflect the upper range management has determined to be reasonably possible outcomes of the rock arbitration proceedings, Innophos’ raw material costs for Mexico compared to the first quarter 2009 could then increase by approximately $20 million per quarter at approximately 50% of full capacity operations. The Company is partially mitigating its exposure to this upper range outcome by procuring phosphoric acid directly.

In December 2008, Innophos initiated binding arbitration with OCP, S.A., its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under the Company’s agreement with that supplier. A panel of three arbitrators has now been selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Hearings have been scheduled for November 2009, and the arbitration decision is expected at or shortly after year-end. The parties reached agreement on interim prices, which the Company paid for shipments during 2008. Management has determined that the contingent liability of having to pay amounts above the amounts paid as interim prices is not material.

Most recently, the parties reached agreement on interim prices for 2009, which the Company will be paying for this year’s shipments. For inventory accounting purposes, the Company is recording its cash cost under the interim pricing agreement.

Management has determined that there is both a contingent liability and a contingent asset that could result from 2009 phosphate rock prices that are higher or lower than the inventory price, respectively, depending on the decision in the arbitration proceeding. Management has determined that the contingent liability of having to pay amounts above such 2009 interim prices is neither remote nor probable, and is reasonably possible. While the amount of the contingent liability and the contingent asset are not estimable, within the range of outcomes that management has determined to be reasonably possible the most likely outcome would be prices below the interim prices rather than above, possibly by a material amount. Accordingly, the Company has not established a reserve for a contingent liability or an amount for a contingent gain on its financial statements.

As previously disclosed, Innophos has sought out potential new sources of phosphate rock to lessen its dependence on outside suppliers. In the first quarter, Innophos obtained from the Mexican government in a qualified bidding a 50 year phosphate mineral rights concession located at Santo Domingo, Baja California Sur. This site had previously reached development stage under a government sponsored program conducted in the early 1980’s, but the project was suspended in 1985 due to depressed phosphate rock prices. Innophos intends to explore this phosphate deposit and determine if resuming development is economically justified.

During the quarter the company also obtained a multi-year exclusive option to explore a privately held concession located in the vicinity of the Santo Domingo deposit. Earlier exploration of this concession indicated the presence of phosphorite mineral bearing similar characteristics to the Santo Domingo deposit which could potentially share common processing facilities with the Santo Domingo site.

Innophos currently estimates that full exploration costs to a proven reserves standard for the Santo Domingo deposit could require expenditures of $10-15 million over a three year period. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2009 and 2010 expenditures will be approximately $10 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

In conjunction with the Company’s overall supply diversification efforts, Innophos recently commissioned a phosphoric acid pilot plant at its Coatzacoalcos facility. The pilot plant will be used to develop phosphoric acid production processes for the concessions and other alternative sources of phosphate rock and MGA (agricultural grade acid) for use in the Company’s purified phosphoric acid production processes.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Amount	%	Amount	%
Net sales	$190.8	100.0	$162.5	100.0
Cost of goods sold	121.0	63.4	121.8	75.0

Gross profit	69.8	36.6	40.7	25.0
Operating expenses: Selling, general and administrative	14.0	7.3	16.8	10.3
Research & Development Expenses	0.5	0.3	0.5	0.3

Operating income	55.3	29.0	23.4	14.4
Interest expense, net	6.1	3.2	7.0	4.3
Foreign exchange losses/(gains), net	0.4	0.2	0.3	0.2
Other (income) expense	(0.2)	(0.1)	(0.1)	(0.1)
Provision for income taxes	17.6	9.2	5.3	3.3

Net income (loss)	$31.4	16.5	$10.9	6.7

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2009 were $190.8 million, an increase of $28.3 million, or 17.4%, as compared to $162.5 million for the same period in 2008. Selling price increases had a positive impact on revenue of 76.8% or $124.8 million that occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. STPP & Other Products, which showed a net selling price increase, was negatively affected by declines in granular triple super-phosphate (GTSP) fertilizer co-product prices. Volume and mix effects upon revenue had a negative effect of 59.4% or $96.5 million that occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. STPP & Other Products, which showed a net volume and mix decline, was positively affected by increased GTSP sales volumes which were slightly above a historical average quarter. On a unit basis, the average selling price for all Innophos products increased by 37.3% compared to 2008, while total volume shipped decreased by 14.5%.

The Company calculates pure selling price dollar variances as the selling price for the current period minus the selling price for the prior period, and then multiplies the resulting selling price difference by the prior period volume. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance. The following table illustrates for the three months ended March 31, 2009 the percentage changes in net sales by reportable segment compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
United States	88.0%	(56.4%)	31.6%
Canada	94.6%	(63.8%)	30.8%
Mexico	57.7%	(63.3%)	(5.6%)

The following table illustrates for the three months ended March 31, 2009 the percentage changes for net sales by major product lines compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	103.4%	(103.0%)	0.4%
Specialty Salts and Specialty Acids	93.8%	(60.6%)	33.2%
STPP & Other Products	15.5%	(14.3%)	1.2%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2009 was $69.8 million, an increase of $29.1 million, or 71.5%, as compared to $40.7 million for the same period in 2008. Gross margin increased to 36.6% for the three months ended March 31, 2009 versus 25.0% for the same period in 2008. The change in gross profit was due to higher selling prices which had a favorable impact of $124.8 million, $6.1 million favorable inventory re-pricing, $3.2 million favorable exchange rate impact from our Mexican peso based costs, and 0.9 million lower depreciation expense. The favorable inventory re-pricing resulted from volumes being sold at 2008 carrying costs which were replaced by higher 2009 raw material costs. These favorable affects were partially offset by unfavorable sales volume and mix effects upon revenue and higher raw material costs, which had a combined unfavorable impact of $105.9 million.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended March 31, 2009, these costs were $14.5 million, a decrease of $2.8 million, or 16.2%, as compared to $17.3 million for the same period in 2008. The decrease is due to $2.1 million lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, $1.0 million lower professional fees used to support growth and other corporate initiatives in 2008, $0.9 million lower short-term incentive program accruals, and $0.7 million favorable exchange rate impact from our Mexican peso based costs, partially offset by $0.8 million increased legal expenses related to our OCP arbitration, and $1.1 million increase in all other costs.

Operating Income

Operating income for the three months ended March 31, 2009 was $55.3 million, an increase of $31.9 million, or 136.3%, as compared to $23.4 million for the same period in 2008. Operating income as a percentage of net sales increased to 29.0% versus 14.4% for the same period in 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2009 was $6.1 million, a decrease of $0.9 million, compared to $7.0 million for the same period in 2008. This decrease is primarily due to lower average interest rates and the lower average balance of our Term Loan resulting from the $54.0 million principal payments made in March 2009. The principal payments include $53.6 million to satisfy the excess cash flow requirement of our credit agreement. The Company is required within five days from the issuance of its annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow generated during the previous year. These decreases were partially offset by accelerated deferred financing related to the excess cash flow payment.

Foreign Exchange

Foreign exchange loss for the three months ended March 31, 2009 was $0.4 million compared to a loss of $0.3 million for the same period in 2008. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended March 31, 2009 was $17.6 million compared to $5.3 million for the comparable period of 2008. The change in tax is primarily a result of higher taxable income primarily in our U.S. operations.

Net Income

Net income for the three months ended March 31, 2009 was $31.4 million, an increase of $20.5 million, compared to net income of $10.9 million for the same period in 2008, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended March 31, 2009	Three months ended March 31, 2008	Net Sales % Change
Segment Net Sales
United States	$122,185	$92,850	31.6%
Mexico	58,427	61,884	(5.6%)
Canada	10,205	7,804	30.8%

Total	$190,817	$162,538	17.4%

Segment Operating Income
United States	$40,873	$4,565
Mexico	7,517	17,510
Canada	6,898	1,354

Total	$55,288	$23,429

Segment Operating Income % of net sales
United States	33.5%	4.9%
Mexico	12.9%	28.3%
Canada	67.6%	17.4%

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Segment Net Sales:

In the United States net sales increased 31.6% for the three months ended March 31, 2009 when compared with the same period in 2008. Selling prices increased sales by 88.0% which occurred primarily in Specialty Salts & Specialty Acids but seen across all product lines. Volume and mix impact upon revenue was a decrease of 56.4%, which occurred primarily in Specialty Salts & Specialty Acids but seen across all product lines.

In Mexico net sales decreased 5.6% for the three months ended March 31, 2009 when compared with the same period in 2008. Selling prices increased sales 57.7% which occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. Volume and mix impact upon revenue was a decrease of 63.3% which occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. STPP & Other Products, which showed a slight volume and mix increase, was positively affected by increased GTSP sales volumes in line with a historical average quarter.

In Canada net sales increased 30.8% for the three months ended March 31, 2009 when compared with the same period in 2008. Selling price increased sales 94.6% which occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. Volume and mix impact upon revenue was a decrease of 63.8% which occurred primarily in Purified Phosphoric Acid.

Overall, the decreased volume and mix impact upon revenue seen in all segments is indicative of the reduced demand caused by the economic crisis along with increased competitive pressure.

Segment Operating Income % of Net Sales:

The 28.6% increase in the United States for the three months ended March 31, 2009 compared with the same period in 2008 is mainly due to favorable selling prices, favorable inventory re-pricing, and lower operating expenses. The favorable inventory re-pricing resulted from volumes being sold at 2008 carrying costs which were replaced by higher 2009 raw material costs. Operating expenses were lower due to expenses incurred in 2008 for legal and other fees to comply with the DOJ STPP document request subpoena, lower professional fees used to support growth and other corporate initiatives, and lower short-term incentive program accruals. This was partially offset by decreased volume and mix impact upon revenue, higher raw material costs and increased legal expenses related to our OCP arbitration.

The 15.4% decrease in Mexico for the three months ended March 31, 2009 compared with the same period in 2008 is due to decreased volume and mix effects upon revenue, increased raw material costs and increased operating expenses. This was partially offset by favorable selling prices and a favorable exchange rate impact from our Mexican peso based costs.

The 50.2% increase in Canada for the three months ended March 31, 2009 compared with the same period in 2008 is primarily due to favorable selling prices partially offset by unfavorable volume and mix impact on revenue.

During the three month period ending March 31, 2009 depreciation and amortization expense was $6.2 million in the United States, $0.4 million in Canada, and $5.0 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Operating Activities	$71.8	$(9.8)
Investing Activities	(3.1)	(4.1)
Financing Activities	(57.7)	10.0

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net cash provided from operating activities was $71.8 million for the three months ended March 31, 2009 as compared to a use of $9.8 million for the same period in 2008, an increase in cash of $81.6 million. The increase in operating activities cash resulted from favorable changes of $61.4 million in net working capital, $20.5 million in net income as described earlier, partially offset by an unfavorable change of $0.3 million in other items.

The change in net working capital is a source of cash of $27.7 million in 2009 compared to a use in 2008 of $33.7 million, an increase in cash of $61.4 million. The increase in cash is due to decreases in accounts receivable, inventory, and other current assets and increases in accounts payable and other current liabilities mainly income taxes. As the Company works off the inventory built in 2008 prior to the 2009 raw material cost increases, the Company anticipates reducing inventory levels further over the coming quarters.

Net cash used for investing activities was $3.1 million for the three months ended March 31, 2009, compared to $4.1 million for the same period in 2008, a decrease in the use of cash of $1.0 million. This was due to $0.7 million lower capital spending, and $0.3 million lower capitalized interest.

Innophos currently estimates that full exploration costs to a proven reserves standard for the Santo Domingo deposit could require expenditures of $10-15 million over a three year period. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2009 and 2010 expenditures will be approximately $10 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Net cash from financing activities for the three months ended March 31, 2009 was a use of $57.7 million, compared to a source of $10.0 million in for the same period in 2008, a decrease in cash of $67.7 million. This is due to a $53.5 million higher Term Loan principal payment to satisfy the excess cash flow requirement for 2008, a $14 million revolver draw in 2008 not needed in 2009, and $0.2 million higher return of capital to parent.

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

	Years ending December 31,
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Senior credit facility (1)	$72,500	$15,315	$57,185	$—	$—	$—	$—
2004 Senior Subordinated Notes Due 2014 (2)	276,421	8,432	16,862	16,863	16,862	16,863	200,539
Future service pension benefits	7,748	444	526	581	657	730	4,810
Other (3)	808,541	92,157	83,540	83,540	83,540	83,540	382,224
Operating leases	17,110	4,480	3,665	2,984	2,096	1,450	2,435

Total contractual cash obligations (4)	$1,182,320	$120,828	$161,778	$103,968	$103,155	$102,583	$590,008

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $2.6 million assuming a 3.5% interest rate. The Company made payments of $53.6 million on March 16, 2009 and $0.4 million on March 31, 2009. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has issued approximately $2.4 million of letters of credit under the sub-facility which reduces the available credit to $47.6 million as of March 31, 2009. As of March 31, 2009 management estimates the first quarter 2010 excess cash flow payment and the required quarterly principal payments over the next four quarters to be $59.4 million.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2009 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials and 2009 energy commitments from suppliers.
(4)	Does not reflect the $66.0 million Senior Unsecured Notes which were issued by our ultimate parent, Innophos Holdings, Inc. on April 16, 2007. Annual cash interest payments would be approximately $6.3 million.

Critical Accounting Estimates

There have been no material changes from the critical accounting estimates previously disclosed in our 2008 Annual Report on Form 10-K other than described below.

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections require management estimates related to forecasted sales and expected costs trends. To the extent that changes in the current business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods. On February 25, 2009, the Company had entered into a letter of intent with Quimir, a subsidiary of Mexichem, to toll manufacture STPP for Innophos. However, the Company has since decided not to finalize the tolling arrangement.

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

At March 31, 2009, we had $190.0 million principal amount of fixed-rate debt and $122.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. The Company’s revolving credit facility expires on August 31, 2009 and, although we expect to seek a new facility, immediate replacement of the current facility cannot be assured given the state of the current credit market. Based on $72.5 million outstanding borrowings as floating rate debt under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $0.7 million per year. In addition, Innophos Holdings, Inc. has $66.0 million of senior unsecured notes. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

We do not currently hedge our commodity, interest rate or currency rate risks.

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

As of March 31, 2009, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated May 8, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated May 8, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 8, 2009

INNOPHOS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 8, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 8, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated May 8, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated May 8, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002