Form 10-Q
period 2009-09-30
Innophos, Inc.
filed 2009-11-04
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2009, the registrant had 1,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$122,556	$124,623
Restricted cash	1,748	—
Accounts receivable, net	66,537	79,532
Inventories	104,270	145,310
Other current assets	35,697	33,993

Total current assets	330,808	383,458
Property, plant and equipment, net	209,758	230,422
Goodwill	51,706	51,706
Intangibles and other assets, net	51,808	54,518

Total assets	$644,080	$720,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,613
Accounts payable, trade and other	35,131	36,676
Other current liabilities	40,910	39,232

Total current liabilities	76,041	148,521
Long-term debt	190,000	243,887
Other long-term liabilities	35,507	35,865

Total liabilities	301,548	428,273

Commitments and contingencies (see note 12)
Stockholders’ equity	342,532	291,831

Total stockholders’ equity	342,532	291,831

Total liabilities and stockholders’ equity	$644,080	$720,104

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended September 30, 2009	Three months ended September 30, 2008
Net sales	$161,934	$291,772
Cost of goods sold	114,204	165,189

Gross profit	47,730	126,583

Operating expenses:
Selling, general and administrative	18,775	13,210
Research & development expenses	462	526

Total operating expenses	19,237	13,736

Operating income	28,493	112,847
Interest expense, net	4,607	7,230
Foreign exchange gain	(243)	(870)
Other income, net	—	(152)

Income before income taxes	24,129	106,639
Provision for income taxes	8,083	33,044

Net income	$16,046	$73,595

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net sales	$519,517	$718,310
Cost of goods sold	352,599	443,155

Gross profit	166,918	275,155

Operating expenses:
Selling, general and administrative	50,175	47,051
Research & development expenses	1,524	1,587

Total operating expenses	51,699	48,638

Operating income	115,219	226,517
Interest expense, net	16,148	20,980
Foreign exchange gain	(518)	(874)
Other income, net	—	(390)

Income before income taxes	99,589	206,801
Provision for income taxes	35,685	61,059

Net income	$63,904	$145,742

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from operating activities
Net income	$63,904	$145,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,214	40,371
Amortization of deferred financing charges	2,288	1,774
Deferred income tax (benefit) provision	(2,414)	2,917
Deferred profit sharing	(470)	410
Share-based compensation	2,470	2,340
Changes in assets and liabilities:
Increase in restricted cash	(1,748)	—
Decrease (increase) in accounts receivable	12,995	(44,019)
Decrease (increase) in inventories	41,040	(52,411)
Increase in other current assets	(1,704)	(99)
(Decrease) increase in accounts payable	(1,545)	8,608
Increase in other current liabilities	1,678	30,472
Changes in other long-term assets and liabilities	9,657	(1,698)

Net cash provided from operating activities	164,365	134,407

Cash flows from investing activities:
Capital expenditures	(12,723)	(13,238)

Net cash used for investing activities	(12,723)	(13,238)

Cash flows from financing activities:
Return of capital to parent	(26,161)	(13,950)
Revolver borrowing	—	—
Excess tax benefits from exercise of stock options	2	1,420
Deferred financing costs	(1,050)	—
Principal payments of term-loan	(126,500)	(1,500)

Net cash used for financing activities	(153,709)	(14,030)

Net change in cash	(2,067)	107,139
Cash and cash equivalents at beginning of period	124,623	15,568

Cash and cash equivalents at end of period	$122,556	$122,707

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Retained Earnings/ (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, January 1, 2008	$(2,912)	$119,131	$(2,271)	$113,948
Net income	197,109			197,109
Change in pension and post-retirement plans, net of tax			247	247

Other comprehensive income, net of tax				197,356
Share-based compensation		3,467		3,467
Return of capital		(22,940)		(22,940)

Balance, December 31, 2008	$194,197	$99,658	$(2,024)	$291,831

Net income	63,904			63,904
Change in pension and post-retirement plans, net of tax			25	25

Other comprehensive loss, net of tax				63,929
Share-based compensation		2,470		2,470
Return of capital		(15,698)		(15,698)

Balance, September 30, 2009	$258,101	$86,430	$(1,999)	$342,532

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2008 and for the three years then ended.

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

Material subsequent events are evaluated and disclosed through the report issuance date, November 4, 2009.

Recently Issued Accounting Standards

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly Statement of Financial Standards (SFAS) No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations.

The Company adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations), for business combinations on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development (IPRD) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The Company adopted ASC 855 as of June 30, 2009 (formerly SFAS No. 165, Subsequent Events). ASC 855 should not result in significant changes in the subsequent events that an entity reports. Rather, ASC 855 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In June 2009, the FASB finalized SFAS No. 166, Accounting for Transfers of Financial Asset, an amendment of FASB Statement No. 140, which was later superseded by the FASB Codification and included in ASC topic 860. Among other items the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2009, the FASB issued ASC topic 105 (formerly SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In October 2009, the FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

2. Dividends:

The following is the dividend activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Dividends declared - per share	$0.17	$—	$0.51	$0.34
Dividends declared - aggregate	3,622	—	10,852	7,114

Dividends paid - per share	0.17	0.17	0.51	0.51
Dividends paid - aggregate	3,622	3,564	10,823	10,664

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

•	Annual Board of Directors stock retainer grants, which entitle external members of the Board to receive a number of shares of Holdings common stock equal to a stipulated annual retainer value.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock options	$586	$176	$957	$471
Restricted stock	7	232	14	695
Performance shares	658	479	1,499	1,174

Total share-based compensation expense	$1,251	$887	$2,470	$2,340

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

There were 84,651 and 136,849 options granted with a fair value of $469 and $902 on May 7, 2009 and June 2, 2009, respectively. These awards are classified as equity awards and vest through no later than May 7, 2012. The related compensation expense is based on the date of grant fair value of $5.54 and $6.59 per common share, respectively. The compensation expense is amortized on a straight-line basis over the requisite vesting period. For these grants, the Company had chosen a blended volatility which consists of 50% average of the peer group and 50% of Innophos’. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

There were 94,150 performance shares granted, assuming achieving targeted return on invested capital, in the second quarter of 2009 with a fair value of $14.57 per common share, or $1.4 million in the aggregate. The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

4. Restricted Cash:

Restricted cash consists of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The escrow funds will be disbursed in accordance with the agreed terms upon the satisfaction of the dispute.

5. Inventories:

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished products	$67,818	$111,031
Raw materials	28,465	26,183
Spare parts	7,987	8,096

	$104,270	$145,310

Inventory reserves as of September 30, 2009 and December 31, 2008 were $11,605 and $8,863, respectively.

6. Other Current Assets:

Other current assets consist of the following:

	September 30, 2009	December 31, 2008
Creditable taxes (value added taxes)	$2,517	$5,444
Prepaid income taxes	14,234	1,492
Deferred taxes	6,580	6,580
Prepaids	8,693	16,220
Other	3,673	4,257

	$35,697	$33,993

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2009	December 31, 2008
Developed technology and application patents, net of accumulated amortization of $9,696 for 2009 and $8,279 for 2008	10-20	$26,904	$28,321
Customer relationships, net of accumulated amortization of $3,724 for 2009 and $3,012 for 2008	5-15	7,606	8,318
Tradenames and license agreements, net of accumulated amortization of $3,297 for 2009 and $2,839 for 2008	5-20	6,063	6,521
Capitalized software, net of accumulated amortization of $2,929 for 2009 and $2,496 for 2008	3-5	767	1,293
Non-compete agreement, net of accumulated amortization of $283 for 2009 and $189 for 2008	5	347	441

Total Intangibles		$41,687	$44,894

Deferred financing costs, net of accumulated amortization of $6,010 for 2009 and $13,643 for 2008		$6,569	$7,806
Deferred income taxes		700	512
Other assets		2,852	1,306

Total other assets		$10,121	$9,624

		$51,808	$54,518

8. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2009	December 31, 2008
Taxes	$8,912	$9,318
Payroll related	12,164	6,507
Freight and rebates	3,004	4,942
Benefits and pensions	4,717	5,688
Interest	2,164	9,284
Legal	1,246	828
Other	8,703	2,665

	$40,910	$39,232

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

9. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2009	December 31, 2008
Senior credit facility	$—	$126,500
Senior subordinated notes	190,000	190,000

	$190,000	$316,500
Less current portion	—	72,613

	$190,000	$243,887

On May 22, 2009, the Company and its wholly owned subsidiary, Innophos Canada, Inc. (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain lenders (collectively, the “Lenders”) including Wachovia Bank, National Association, as agent.

The Loan Agreement provides the Borrowers with a revolving line of credit from the Lenders of up to $65.0 million in the aggregate, with a $20 million letter of credit sub-facility, terminating on May 22, 2013. The amount actually available to the Borrowers may be less than the maximum credit and will vary from time to time depending on, among other factors, the amount of its net eligible inventory and accounts receivable as calculated for purposes of the Loan Agreement. The obligations of the Borrowers under the Loan Agreement are secured by the accounts receivable, inventory and other assets of Innophos, Inc. and Innophos Canada, Inc., not including equipment or real property. Innophos Inc.’s Mexico-based subsidiaries are excluded from certain of the covenants under the Loan Agreement, do not guaranty the indebtedness of Innophos, Inc. and Innophos Canada, Inc. incurred under it, and do not furnish collateral in connection with it.

The Loan Agreement includes affirmative as well as negative covenants that prohibit or restrict a variety of actions without the Lenders’ approval, including covenants that affect the ability of the Borrowers and its subsidiaries among other things to (a) incur or guarantee debt, (b) create liens, (c) enter into mergers, recapitalizations or similar transactions or purchase all or substantially all of the assets or stock of another party, (d) sell assets, (e) change names, (f) make certain changes to their business, (g) optionally prepay, amend, acquire or refinance indebtedness, (h) pay dividends on, or purchase, acquire or redeem shares of, capital stock, (i) change accounting methods, (j) make investments, or (k) enter into transactions with affiliates.

In addition, the Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio (on a consolidated basis) of at least 1.00 to 1.00 as of the last day of each calendar month for the preceding twelve consecutive fiscal months during any “Compliance Period.” Compliance Period is defined as any period beginning on a day on which (i) an event of default under the Loan Agreement has occurred and is continuing or (ii) the excess availability under the revolving credit facility is less than $16.0 million through and including the first day when excess availability has exceeded $16.0 million for 60 consecutive days during each of which no event of default has occurred. The Loan Agreement also requires the Borrowers to maintain at all times excess availability under the revolving credit facility of at least $6.5 million. The Loan Agreement allows the Borrowers to pay or declare and pay dividends or make other distributions to stockholders in an aggregate amount not to exceed $5.0 million in any calendar quarter.

As of September 30, 2009, the Borrowers had $51.8 million excess availability, above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement and there was no amount outstanding on the revolving credit line. A total of $1.8 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on that date.

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

The Senior Subordinated Notes due 2014 accrue interest from the issue date at a rate of 8.875% per annum, payable semi-annually in arrears on February 15th and August 15th of each year.

Holdings Senior Unsecured Notes due 2012 accrue interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation. On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain was reflected in interest expense, net in Holdings Consolidated Statement of Operations in the second quarter of 2009. Holdings also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

As of September 30, 2009, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the nine months ended September 30, 2009 and September 30, 2008 was $17,399 and $23,572, respectively.

The carrying value of our Senior Subordinated Notes and Holdings Senior Unsecured Notes are $190.0 million and $56.0 million, respectively. The fair values at September 30, 2009 (excluding accrued interest) are approximately $191.9 million and $56.0 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest expense	$4,366	7,002	$14,499	20,159
Deferred financing cost	354	590	2,288	1,774
Interest income	(54)	(359)	(491)	(639)
Less: amount capitalized for capital projects	(59)	(3)	(148)	(314)

Total interest expense, net	$4,607	$7,230	$16,148	$20,980

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

10. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	September 30, 2009	December 31, 2008
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,637	3,106
Deferred income taxes	19,480	21,707
Pension and post retirement liabilities (U.S. and Canada only)	5,151	4,647
Other liabilities	7,139	5,305

	$35,507	$35,865

11. Income Taxes:

The effective income tax rate on income before taxes was 33% and 36% for the three and nine months ended September 30, 2009 compared to 31% and 30% for the three and nine months ended September 30, 2008. The change in the effective tax rate is a result of increased earnings in higher tax jurisdictions such as the United States versus Mexico and a full valuation allowance on our net deferred tax assets in the U.S. as of September 30, 2008. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of September 30, 2009, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position.

The Company is included in a consolidated U.S. tax return of Innophos Holdings, Inc., however the income tax provision has been prepared on a separate return basis. The Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying combined balance sheets.

Income taxes paid were $46,277 and $22,408 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

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

Under the agreements by which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. The indemnification rights relating to undisclosed environmental matters are subject to certain substantial limitations and exclusions and expired as of August 13, 2009.

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of September 30, 2009.

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

Litigation

OCP Arbitration

In December 2008, Innophos’ Mexican affiliate, Innophos Mexicana, or Mexicana, initiated binding arbitration with OCP, S.A., or OCP, its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under Mexicana’s agreement with that supplier. Mexicana also claimed that OCP’s proposed pricing breached the agreement. A panel of three arbitrators sitting in Paris, France under auspices of the International Chamber of Commerce was selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Hearings on the 2008 and 2009 pricing issues are scheduled to begin on November 9, 2009.

The parties previously had reached agreement on 2008 interim prices, which the Company paid for shipments during that year. Management has determined that the contingent liability arising from the arbitration of having to pay more than the amounts paid as 2008 interim prices is not material.

The parties also agreed on interim prices for 2009, which the Company is paying for this year’s volumes. For inventory accounting purposes, the Company is recording its cash cost under the interim pricing agreement. Management has determined that there is both a contingent liability and a contingent asset that could result from 2009 phosphate rock prices determined by the arbitration to be higher or lower than the price being used for inventory purposes, respectively. Management has concluded that the contingent liability of having to pay amounts above the 2009 interim prices is neither remote nor probable, but is reasonably possible. While management believes the more likely outcome of the arbitration will be rock prices below the interim prices paid, in light of the positions of the parties reflected in the arbitration filings and the quantity of phosphate rock purchased by Mexicana, management has estimated the aggregate contingent liability of having to pay more than the 2009 interim prices ranges up to $7.5 million.

In July 2009, OCP added counterclaims to the arbitration, asserting that Mexicana breached the rock supply agreement by (i) purchasing MGA (merchant green acid) for processing in 2009 in violation of a phosphate rock exclusivity provision, (ii) failing in 2009 to buy historical quantities of rock in violation of a minimum purchase obligation OCP asserts is not stated, but is implied, in the rock requirements contract, and (iii) reducing its phosphate rock orders for 2009 without providing a one year notice under a French statute OCP claims is applicable. Mexicana intends to defend against the counterclaims vigorously and assert multiple defenses it believes will dispose of the claims.

On October 28, 2009, OCP requested the arbitral tribunal to order Mexicana to furnish interim security in the amount of $68.4 million pending the arbitration, which is now expected to conclude after counterclaim-related hearings scheduled for July 2010. Management believes the OCP request meets none of the applicable standards for this type of interim relief, is totally unwarranted by the facts and circumstances of the arbitration case, and the likelihood of the arbitral tribunal approving security for the OCP counterclaims in the nature and magnitude of OCP’s request is remote. Accordingly, Mexicana will vigorously oppose the request. The tribunal has yet to establish a schedule for briefing, and possibly hearings, on this issue. Thus far, the panel has indicated that decisions on both pricing issues and the counterclaims will be rendered after the conclusion of the July 2010 hearings.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Management has determined that any contingent liabilities associated with the counterclaims are neither probable nor estimable. These contingent liabilities are either remote or reasonably possible, and that the most likely outcome is a finding of no liability. Therefore, no accrual is necessary or has been made. OCP’s request for security has not altered management’s evaluation of the counterclaims or the arbitration case as a whole.

Although contingent liabilities from the OCP arbitration require no accrual at this time, if the counterclaims were determined adversely to Mexicana, it is possible they could have a material adverse effect on Innophos’ results of operations or financial condition, and/or cash flows.

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, or Fosfatados, received notice from the CNA of the Fresh Water Claims relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. As initially assessed, the claims extended from 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $23.2 million at current exchange rates as of October 23, 2009, including basic charges of $7.1 million and $16.1 million for interest, inflation and penalties. Management believes that Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously.

Rhodia Indemnity Confirmed. As a result of favorably concluded litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for CNA claims as “taxes” under the agreement by which we purchased our business from those parties, Innophos is fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the closing date of purchase, August 13, 2004, were such liabilities to be sustained.

Further Proceedings. The Fresh Water Claims are currently pending reconsideration from appeals in the Mexican fiscal court system. On October 28, 2009, Innophos learned informally that the Tax Court ruling on remand was likely to be decided unfavorably as to some or all of the remaining issues. The written decision is not expected to be served by the Court for a number of weeks, at which time we will evaluate the matter in light of the basis upon which the Tax Court decided each issue. Mexican counsel has confirmed that an appeal of any adverse decision will be filed in due course, and that counsel may recommend instituting constitutional and other claims as part of the appeal or in separate proceedings. Therefore, we anticipate this matter to continue for some time in the appeal process.

A final determination of the Fresh Water Claims may require further appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay on its indemnification obligations, our subsidiary could be required to satisfy a judgment for the entire amount claimed.

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period now at issue, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2004 on into the future (2003 is believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims. Management estimates that amounts involved would be approximately $7.2 million of additional basic charges to date at current exchange rates, $8.0 million relating to interest, inflation, and penalties, and, under current operating conditions, approximately $0.4 million of additional basic charges per year at current exchange rates. Based on the judgments in the New York Litigation, we believe Rhodia would be responsible to indemnify us fully (as additional taxes) for those Post-2002 Fresh Water Claims arising on or before the August 2004 closing, representing approximately $0.9 million of basic charges and $1.4 million relating to interest, inflation, and penalties at current exchange rates. Moreover, although not included in our court judgments, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement, which could represent the remainder of the Post-2002 Fresh Water Claims exposure. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or further motions to resolve remaining issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, management has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of September 30, 2009. As additional information is gained, management will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect amounts due from Rhodia under our indemnification rights, even though they have been confirmed by court judgments.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Mexican Water Discharge Duties

On August 18, 2009, Fosfatados was served with four resolutions from the CNA seeking water discharge duties, fees and other charges relating to the Company’s Coatzacoalcos, Veracruz, Mexico plant for the period 2002-2005 and amounting to a total of $2.5 million at current exchange rates. The resolutions affirm that the plant has complied with the relevant parameters in its discharge permits, or CPDs, but assert that Fosfatados has not met a different set of discharge standards in general duties tables that limit the discharge of various contaminants and set fees payable for exceeding those limits.

Management believes that the duties tables are not applicable because they were superseded by the CPDs, which were specifically designed and issued for the plant, and with which the Company complies. In addition, management believes there are other meritorious defenses, including the applicable statute of limitations, to claims based on the duties tables. On October 21, 2009, Fosfatados filed an annulment proceeding in the Mexican fiscal court system seeking to void the resolutions.

Management believes that any claim or liability, to the extent relating to periods prior to the 2004 acquisition of our business from affiliates of Rhodia, would be fully indemnified by Rhodia. We put Rhodia on notice of an indemnification claim and, thus far, it has declined responsibility for the claim and the opportunity to control the defense. Therefore, Innophos has undertaken the defense of this matter, reserving its indemnity rights against Rhodia.

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

In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. Management has determined that the outstanding receivable is fully collectible, and that the contingent liability from the Sudamfos counterclaim is remote, and therefore no accrual is required.

In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management does not believe that these matters represent probable liabilities. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Other contingencies

Under ASC 360, “Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortized intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The determination whether or not assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

In our Mexican operations, we continue to monitor changes in circumstances where the undiscounted cash flows would indicate that the carrying amount of an asset or asset group may not be recoverable. The uncertainty in phosphate rock prices, volume decreases, sales price erosion, and the reduced operating rates for the Coatzacoalcos plant were included in management’s estimates and are consistent with management’s expectations. Despite worsening conditions in 2009, no changes in circumstances or events have thus far indicated the carrying amounts of the Company’s long-lived assets were not recoverable from undiscounted cash flows. Consequently, we did not perform any impairment test of our long-lived assets in 2009 as a follow up to the test performed for year end 2008. The carrying value of the Coatzacoalcos plant was approximately $86 million at September 30, 2009. The undiscounted cash flows of the STPP (Sodium Tripolyphosphate) asset group exceeded their carrying value by 31%, while the other asset groups exceeded their carrying values by significantly greater margins.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

13. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	41	67
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	—	(20)	(20)

Net periodic benefit expense	$2	$174	$176

Net periodic benefit expense for the United States plans for the three months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$82	$82
Interest cost	29	37	66
Expected return on assets	(27)	—	(27)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(2)	(26)	(28)

Net periodic benefit expense	$—	$158	$158

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$264	$264
Interest cost	78	122	200
Expected return on assets	(72)	—	(72)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	—	(62)	(62)

Net periodic benefit expense	$6	$520	$526

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$245	$245
Interest cost	86	110	196
Expected return on assets	(80)	—	(80)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	(6)	(75)	(81)

Net periodic benefit expense	$—	$476	$476

We made our entire cash contributions of $2.6 million for our U.S. defined contribution plan during the first quarter of 2009 for the plan year 2008. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2009 which payment was made in the second quarter of 2009.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$36	$9	$45
Interest cost	110	16	126
Expected return on assets	(147)	—	(147)
Amortization of transition obligation	—	7	7
Amortization of prior service cost	5	—	5
Amortization of unrecognized (gains)/losses	19	1	20
Exchange rate changes	(255)	62	(193)

Net periodic benefit expense	$(232)	$95	$(137)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$57	$15	$72
Interest cost	118	14	132
Expected return on assets	(174)	—	(174)
Amortization of initial transition obligation	—	9	9
Amortization of unrecognized (gains)/losses	21	1	22
Exchange rate changes	161	(41)	120

Net periodic benefit expense	$183	$(2)	$181

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$109	$28	$137
Interest cost	330	49	379
Expected return on assets	(441)	—	(441)
Amortization of transition obligation	—	19	19
Amortization of prior service cost	13	—	13
Amortization of unrecognized (gains)/losses	57	3	60
Exchange rate changes	(428)	115	(313)

Net periodic benefit expense	$(360)	$214	$(146)

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$173	$44	$217
Interest cost	355	43	398
Expected return on assets	(524)	—	(524)
Amortization of initial transition obligation	—	26	26
Amortization of unrecognized (gains)/losses	63	5	68
Exchange rate changes	230	(60)	170

Net periodic benefit expense	$297	$58	$355

We made cash contributions to our Canadian defined benefit plan of $1.4 million during the nine months ended September 30, 2009. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.3 million during the remainder of 2009.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

14. Mexican Workforce Reductions:

For the nine months ended September 30, 2009, the Company recorded pre-tax charges of $1.8 million for severance benefits under ASC 712-10 (formerly SFAS No. 112) for the elimination of 38 positions. Approximately, $1.3 million of the severance benefits charge was recorded in the second quarter of 2009 and the Company recorded a $0.4 million severance benefits charge in the first quarter of 2009 which resulted in the elimination of 23 positions. In addition, the Mexican operations have in-effect a temporary workforce reduction program for the hourly personnel resulting in a $0.4 million charge of which $0.3 million was recorded in the second quarter of 2009. The combined $2.2 million pre-tax charge, $1.8 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative costs. The estimated future cash expenditures are immaterial as most cash outlays have occurred as of September 30, 2009.

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

For the three months ended September 30, 2009	United States	Mexico	Canada	Eliminations	Total
Sales	$119,107	$34,469	$8,358	$	$161,934
Intersegment sales	15,810	10,467	17,840	(44,117)	—

Total sales	$134,917	$44,936	$26,198	$(44,117)	$161,934

Operating income	$24,638	$1,975	$1,880	$—	$28,493

For the three months ended September 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$146,154	$133,732	$11,886	$—	$291,772
Intersegment sales	7,687	11,307	16,568	(35,562)	—

Total sales	$153,841	$145,039	$28,454	$(35,562)	$291,772

Operating income	$45,342	$62,357	$5,148	$—	$112,847

For the nine months ended September 30, 2009	United States	Mexico	Canada	Eliminations	Total
Sales	$356,886	$132,318	$30,313	$—	$519,517
Intersegment sales	47,811	14,154	53,830	(115,795)	—

Total sales	$404,697	$146,472	$84,143	$(115,795)	$519,517

Operating income	$94,129	$7,795	$13,295	$—	$115,219

For the nine months ended September 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$356,431	$333,143	$28,736	$—	$718,310
Intersegment sales	22,806	24,198	49,479	(96,483)	—

Total sales	$379,237	$357,341	$78,215	$(96,483)	$718,310

Operating income	$63,254	$155,393	$7,870	$—	$226,517

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

16. Condensed Combining Financial Statements:

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of September 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$55,605	$3	$66,948	$—	$122,556
Restricted cash	—	—	1,748	—	1,748
Accounts receivable, net	270,676	—	243,306	(447,445)	66,537
Inventories	56,573	—	47,697	—	104,270
Other current assets	21,885	—	13,893	(81)	35,697

Total current assets	404,739	3	373,592	(447,526)	330,808
Property, plant and equipment, net	102,066	—	107,692	—	209,758
Goodwill	7,237	—	44,469	—	51,706
Investment in subsidiaries	245,235	197,771	—	(443,006)	—
Intercompany notes	29,396	—	—	(29,396)	—
Intangibles and other assets, net	39,453	—	12,355	—	51,808

Total assets	$828,126	$197,774	$538,108	$(919,928)	$644,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term borrowings and current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable, trade and other	255,360	—	227,216	(447,445)	35,131
Other current liabilities	24,455	—	16,536	(81)	40,910

Total current liabilities	279,815	—	243,752	(447,526)	76,041
Long-term debt	190,000	—	29,396	(29,396)	190,000
Other long-term liabilities	15,779	—	19,728	—	35,507
Total stockholders’ equity	342,532	197,774	245,232	(443,006)	342,532

Total liabilities and stockholders’ equity	$828,126	$197,774	$538,108	$(919,928)	$644,080

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of December 31, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary*	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$61,295	$5	$63,323	$—	$124,623
Restricted cash	—	—	—	—	—
Accounts receivable, net	214,941	—	193,432	(328,841)	79,532
Inventories	71,146	—	74,164	—	145,310
Other current assets	22,312	—	12,144	(463)	33,993

Total current assets	369,694	5	343,063	(329,304)	383,458
Property, plant and equipment, net	111,349	—	119,073	—	230,422
Goodwill	7,237	—	44,469	—	51,706
Investment in subsidiaries	231,709	193,120	—	(424,829)	—
Intercompany notes	79,463	—	—	(79,463)	—
Intangibles and other assets, net	43,427	—	11,091	—	54,518

Total assets	$842,879	$193,125	$517,696	$(833,596)	$720,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,613	$—	$—	$—	$72,613
Accounts payable, trade and other	192,470	—	173,047	(328,841)	36,676
Other current liabilities	25,549	—	14,146	(463)	39,232

Total current liabilities	290,632	—	187,193	(329,304)	148,521
Long-term debt	243,887	—	79,463	(79,463)	243,887
Other long-term liabilities	16,529	—	19,336	—	35,865
Total stockholders’ equity	291,831	193,125	231,704	(424,829)	291,831

Total liabilities and stockholders’ equity	$842,879	$193,125	$517,696	$(833,596)	$720,104

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$134,915	$—	$71,134	$(44,115)	$161,934
Cost of goods sold	96,015	—	62,304	(44,115)	114,204

Gross Profit	38,900	—	8,830	—	47,730

Operating expenses:
Selling, general and administrative expenses and R&D	14,261	1	4,975	—	19,237

Total operating expenses	14,261	1	4,975	—	19,237

Operating income	24,639	(1)	3,855	—	28,493
Interest expense, net	4,346	—	261	—	4,607
Foreign exchange gains	(41)	—	(202)	—	(243)
Other income	—	—	—	—	—
Equity (income) loss	(2,816)	(1,391)	—	4,207	—

Income (loss) before income tax	23,150	1,390	3,796	(4,207)	24,129
Provision for income taxes	7,104	—	979	—	8,083

Net income (loss)	$16,046	$1,390	$2,817	$(4,207)	$16,046

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$404,696	$—	$230,615	$(115,794)	$519,517
Cost of goods sold	271,726	—	196,667	(115,794)	352,599

Gross Profit	132,970	—	33,948	—	166,918

Operating expenses:
Selling, general and administrative expenses and R&D	38,839	2	12,858	—	51,699

Total operating expenses	38,839	2	12,858	—	51,699

Operating income	94,131	(2)	21,090	—	115,219
Interest expense, net	14,956	—	1,192	—	16,148
Foreign exchange (gains) losses	(14)	—	(504)	—	(518)
Other income	—	—	—	—	—
Equity (income) loss	(13,636)	(4,651)	—	18,287	—

Income (loss) before income tax	92,825	4,649	20,402	(18,287)	99,589
Provision for income taxes	28,921	—	6,764	—	35,685

Net income (loss)	$63,904	$4,649	$13,638	$(18,287)	$63,904

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended September 30, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$153,841	$—	$173,492	$(35,561)	$291,772
Cost of goods sold	98,616	—	102,134	(35,561)	165,189

Gross Profit	55,225	—	71,358	—	126,583

Operating expenses:
Selling, general and administrative expenses and R&D	9,882	—	3,854	—	13,736

Total operating expenses	9,882	—	3,854	—	13,736

Operating (loss) income	45,343	—	67,504	—	112,847
Interest expense, net	6,009	—	1,221	—	7,230
Foreign exchange losses	260	—	(1,130)	—	(870)
Other income	—	—	(152)	—	(152)
Equity (income) loss	(46,522)	(43,156)	—	89,678	—

Income (loss) before income tax	85,596	43,156	67,565	(89,678)	106,639
Provision for income taxes	12,001	—	21,043	—	33,044

Net income (loss)	$73,595	$43,156	$46,522	$(89,678)	$73,595

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the nine months ended September 30, 2008

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$379,237	$—	$435,555	$(96,482)	$718,310
Cost of goods sold	278,393	—	261,244	(96,482)	443,155

Gross Profit	100,844	—	174,311	—	275,155

Operating expenses:
Selling, general and administrative expenses and R&D	37,589	—	11,049	—	48,638

Total operating expenses	37,589	—	11,049	—	48,638

Operating (loss) income	63,255	—	163,262	—	226,517
Interest expense, net	16,483	—	4,497	—	20,980
Foreign exchange losses (gains)	122	—	(996)	—	(874)
Other income	—	—	(390)	—	(390)
Equity (income) loss	(111,253)	(106,097)	—	217,350	—

Income (loss) before income tax	157,903	106,097	160,151	(217,350)	206,801
Provision for income taxes	12,161	—	48,898	—	61,059

Net income (loss)	$145,742	$106,097	$111,253	$(217,350)	$145,742

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$63,904	$4,649	$13,638	$(18,287)	$63,904
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,223	—	16,991	—	38,214
Amortization of deferred financing charges	2,288	—	—	—	2,288
Deferred income taxes (benefits)	(1,249)	—	(1,165)	—	(2,414)
Deferred profit sharing	—	—	(470)	—	(470)
Share-based compensation	2,470	—	—	—	2,470
Equity (income) loss in non-guarantor subsidiaries	(13,636)	(4,651)	—	18,287	—

Changes in assets and liabilities:
Increase in restricted cash	—	—	(1,748)	—	(1,748)
(Increase) decrease in accounts receivable	(55,735)	—	(49,874)	118,604	12,995
Increase in inventories	14,573	—	26,467	—	41,040
(Increase) decrease in other current assets	427	—	(1,749)	(382)	(1,704)
Increase (decrease) in accounts payable	62,890	—	54,169	(118,604)	(1,545)
Increase in other current liabilities	(1,094)	—	2,390	382	1,678
Changes in other long-term assets and liabilities	9,429	—	228	—	9,657

Net cash provided from operating activities	105,490	(2)	58,877	—	164,365

Cash flows from investing activities:
Capital expenditures	(8,999)	—	(3,724)	—	(12,723)

Net cash used for investing activities	(8,999)	—	(3,724)	—	(12,723)

Cash flows from financing activities:
Repayment from subsidiaries	51,528	—	—	(51,528)	—
Net change in borrowing with Innophos, Inc	—	—	(51,528)	51,528	—
Return of capital to parent	(26,161)	—	—	—	(26,161)
Excess tax benefits from exercise of stock options	2	—	—	—	2
Deferred financing costs	(1,050)	—	—	—	(1,050)
Principal payment of term loans	(126,500)	—	—	—	(126,500)

Net cash provided from (used for) financing activities	(102,181)	—	(51,528)	—	(153,709)

Net change in cash	(5,690)	(2)	3,625	—	(2,067)
Cash and cash equivalents at beginning of period	61,295	5	63,323	—	124,623

Cash and cash equivalents at end of period	$55,605	$3	$66,948	$—	$122,556

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008

(In thousands)

	Innophos, Inc	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$145,742	$106,097	$111,253	$(217,350)	$145,742
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,124	—	16,247	—	40,371
Amortization of deferred financing charges	1,774	—	—	—	1,774
Deferred income taxes (benefits)	3,890	—	(973)	—	2,917
Deferred profit sharing	—	—	410	—	410
Share-based compensation	2,340	—	—	—	2,340
Equity (income) loss in non-guarantor subsidiaries	(111,253)	(106,097)	—	217,350	—

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70,670)	—	(75,900)	102,551	(44,019)
Increase in inventories	(11,267)	—	(41,144)	—	(52,411)
Decrease (increase) in other current assets	1,259	—	(1,111)	(247)	(99)
Increase (decrease) in accounts payable	63,026	—	48,133	(102,551)	8,608
(Decrease) increase in other current liabilities	(935)	—	31,160	247	30,472
Changes in other long-term assets and liabilities	(4,925)	—	3,227	—	(1,698)

Net cash provided from operating activities	43,105	—	91,302	—	134,407

Cash flows from investing activities:
Capital expenditures	(8,180)	—	(5,058)	—	(13,238)

Net cash used for investing activities	(8,180)	—	(5,058)	—	(13,238)

Cash flows from financing activities:
Repayment from subsidiaries	4,000	—	—	(4,000)	—
Net change in borrowing with Innophos, Inc	—	—	(4,000)	4,000	—
Return of capital to parent	(13,950)	—	—	—	(13,950)
Excess tax benefits from exercise of stock options	1,420		—	—	1,420
Principal payment of term loans	(1,500)	—	—	—	(1,500)

Net cash used for financing activities	(10,030)	—	(4,000)	—	(14,030)

Net change in cash	24,895	—	82,244	—	107,139
Cash and cash equivalents at beginning of period	3,657	6	11,905	—	15,568

Cash and cash equivalents at end of period	$28,552	$6	$94,149	$—	$122,707

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

On a sequential basis, third quarter 2009 volumes excluding GTSP fertilizer sales increased by 2.8%. The U.S. and Canada business delivered a 6.6% increase and Mexico declined by 4.6%. Selling prices declined 8.9% sequentially, a slowing rate of decline compared to earlier quarters. In the third quarter 2009 approximately $1 to $2 million of the expected $5 to $7 million raw material cost structure increase was incurred on a constant volume and mix basis , with the remainder expected to be incurred in the fourth quarter. Mexico’s restructured fixed costs were in line with expectations.

Although it is often difficult to predict due to holidays and customers’ year end inventory planning, management currently expects fourth quarter volumes, excluding GTSP fertilizer sales, to be similar to the third quarter 2009. Selling prices are expected to decline at a rate significantly lower than that experienced in the third quarter. As noted above, the Company expects its fourth quarter 2009 raw material cost structure to increase $4 to $5 million primarily as a result of the anticipated phosphoric acid sourcing mix. Capital expenditures for 2009 are now expected to finish in the $18 to $20 million range; lower than previously indicated, partly due to timing differences on project spending and partly a result of reprioritizing projects consistent with present business needs. Spending will continue on the food grade quality conversion of Mexico’s phosphoric acid that is still targeted for first quarter 2010 completion.

Looking beyond the fourth quarter, demand and pricing outlooks are still uncertain. However, if the economic outlook continues to improve, the Company should see some volume recovery. Selling prices will remain under pressure, though at expected reduced rates of decline.

As previously disclosed, the phosphate rock supply agreement between OCP and Innophos’ Mexican subsidiary, Innophos Mexicana, will terminate after September 9, 2010. In that regard, Innophos will continue addressing developments in the OCP situation, analyzing the interrelationships between the Company’s sourcing strategies, their ongoing efforts and expected future supply outcomes and the resultant effects on the Company’s future results of operations and cash flows. Innophos is continuing its efforts to develop intermediate and long term supply arrangements for its Mexican operations from multiple sources, has conducted successful tests of alternate raw material samples and is in advanced discussions with several potential suppliers. Innophos is also evaluating for development the Company’s newly acquired Mexican phosphate rock mining concessions as a long term supply source. Management continues to believe that an orderly transition from OCP as a single source supplier of rock is in the best strategic interests of the Company. However, during the remainder of the current OCP contract, and while uncertainty remains as to the competitiveness of Innophos’ contract rock pricing, conditions will continue to be difficult for the Mexican operation.

As previously disclosed, Innophos Mexicana and OCP are arbitrating differences concerning 2008 and 2009 rock pricing under the supply agreement and counterclaims by OCP filed in July 2009 that Mexicana breached that agreement. Management believes such claims are without merit.

Recently, OCP requested that the arbitral tribunal in Paris order Innophos Mexicana to furnish interim security in the amount of $68.4 million pending the arbitration, which will conclude after further hearings in July 2010. Management believes the OCP request meets none of the applicable standards for this type of relief and is totally unwarranted by the facts and circumstances of the arbitration case. Accordingly, Innophos Mexicana will vigorously oppose the request. The tribunal has yet to establish a schedule for briefing, and possibly hearings, on the issue.

Management believes the likelihood of the arbitral tribunal approving security for the OCP counterclaims in the nature and magnitude of OCP’s request is remote.

OCP’s request for security has in no way altered management’s evaluation of the arbitration case or the counterclaims, or altered its determination that no accruals are warranted.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Amount	%	Amount	%
Net sales	$161.9	100.0	$291.8	100.0
Cost of goods sold	114.2	70.5	165.2	56.6

Gross profit	47.7	29.5	126.6	43.4
Operating expenses:
Selling, general and administrative	18.8	11.6	13.3	4.6
Research & Development Expenses	0.4	0.2	0.5	0.2

Operating income	28.5	17.6	112.8	38.7
Interest expense, net	4.6	2.8	7.2	2.5
Foreign exchange gains, net	(0.2)	(0.1)	(0.9)	(0.3)
Other income	—	—	(0.1)	(0.0)
Provision for income taxes	8.1	5.0	33.0	11.3

Net income	$16.0	9.9	$73.6	25.2

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Amount	%	Amount	%
Net sales	$519.5	100.0	$718.3	100.0
Cost of goods sold	352.6	67.9	443.1	61.7

Gross profit	166.9	32.1	275.2	38.3
Operating expenses:
Selling, general and administrative	50.2	9.7	47.1	6.6
Research & Development Expenses	1.5	0.3	1.6	0.2

Operating income	115.2	22.2	226.5	31.5
Interest expense, net	16.1	3.1	21.0	2.9
Foreign exchange gains, net	(0.5)	(0.1)	(0.9)	(0.1)
Other income	—	—	(0.4)	(0.1)
Provision for income taxes	35.7	6.9	61.1	8.5

Net income	$63.9	12.3	$145.7	20.3

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2009 were $161.9 million, a decrease of $129.9 million, or 44.5%, as compared to $291.8 million for the same period in 2008. Selling price decreases had a negative impact on revenue of 24.7% or $72.0 million, largely in Mexico and mostly in STPP & Other Products and Purified Phosphoric Acid. Volume and mix effects upon revenue had a negative effect of 19.8% or $57.9 million which occurred across all product lines and all reporting segments. On a unit basis, the average selling price for all Innophos products decreased by 24.4% compared to 2008, and total volume shipped decreased by 26.6%.

The Company calculates pure selling price dollar variances as the selling price for the current period minus the selling price for the prior period, and then multiplies the resulting selling price difference by the prior period volume. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance. The following table illustrates for the three months ended September 30, 2009 the percentage changes in net sales by reportable segment compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
United States	(0.2%)	(18.3%)	(18.5%)
Canada	(11.6%)	(18.1%)	(29.7%)
Mexico	(52.6%)	(21.6%)	(74.2%)

The following table illustrates for the three months ended September 30, 2009 the percentage changes for net sales by major product lines compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(29.6%)	(39.0%)	(68.6%)
Specialty Salts and Specialty Acids	(4.8%)	(10.5%)	(15.3%)
STPP & Other Products	(56.8%)	(15.7%)	(72.5%)

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2009 was $47.7 million, a decrease of $78.9 million, or 62.3%, as compared to $126.6 million for the same period in 2008. Gross margin decreased to 29.5% for the three months ended September 30, 2009 versus 43.4% for the same period in 2008. The change in gross profit was primarily due to lower selling prices which had an unfavorable impact of $72.0 million. Unfavorable sales volume and mix impact upon revenue was mostly offset by favorable raw material costs, restructured manufacturing costs and favorable exchange rates which resulted in a net unfavorable impact of $6.9 million.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended September 30, 2009, these costs were $19.2 million, an increase of $5.4 million, or 39.1%, as compared to $13.8 million for the same period in 2008. The increase is primarily due to $3.3 million for our enterprise resource planning (ERP) system and business redesign project, $1.3 million increase in legal expenses related to our OCP arbitration, and $0.8 million increase in all other costs.

Operating Income

Operating income for the three months ended September 30, 2009 was $28.5 million, a decrease of $84.3 million, or 74.7%, as compared to $112.8 million for the same period in 2008. Operating income as a percentage of net sales decreased to 17.6% versus 38.7% for the same period in 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2009 was $4.6 million, a decrease of $2.6 million, compared to $7.2 million for the same period in 2008. This decrease is primarily due to the pay off of the remaining balance of the Term Loan in the first half of 2009 and fees incurred in 2008 associated with the fourth amendment to our credit facility.

Foreign Exchange

Foreign exchange gain for the three months ended September 30, 2009 was $0.2 million compared to a gain of $0.9 million for the same period in 2008. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 33% for the three months ended September 30, 2009 compared to 31% for the same period in 2008. The change in the effective tax rate is a result of increased earnings in higher tax jurisdictions such as the United States versus Mexico and a full valuation allowance on our net deferred tax assets in the U.S. as of September 30, 2008.

Net Income

Net income for the three months ended September 30, 2009 was $16.0 million, a decrease of $57.6 million, compared to net income of $73.6 million for the same period in 2008, due to the factors described above.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2009 were $519.5 million, a decrease of $198.8 million, or 27.7%, as compared to $718.3 million for the same period in 2008. Selling price increases had a positive impact on revenue of 8.0% or $57.8 million that occurred primarily in Specialty Salts & Specialty Acids and to a lesser extent in Purified Phosphoric Acid. STPP & Other Products, which showed a net selling price decrease, was negatively affected by declines in granular triple super-phosphate (GTSP) fertilizer co-product prices. Volume and mix effects upon revenue had a negative effect of 35.7% or $256.6 million which occurred across all product lines and reporting segments. On a unit basis, the average selling price for all Innophos products increased by 2.1% compared to 2008, while total volume shipped decreased by 29.2%.

The following table illustrates for the nine months ended September 30, 2009 the percentage changes in net sales by reportable segment compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
United States	36.8%	(36.7%)	0.1%
Canada	35.3%	(29.8%)	5.5%
Mexico	(25.1%)	(35.2%)	(60.3%)

The following table illustrates for the nine months ended September 30, 2009 the percentage changes for net sales by major product lines compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	10.1%	(60.0%)	(49.9%)
Specialty Salts and Specialty Acids	33.8%	(31.3%)	2.5%
STPP & Other Products	(36.8%)	(20.0%)	(56.8%)

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2009 was $166.9 million, a decrease of $108.3 million, or 39.4%, as compared to $275.2 million for the same period in 2008. Gross margin decreased to 32.1% for the nine months ended September 30, 2009 versus 38.3% for the same period in 2008. The change in gross profit was due to unfavorable sales volume and mix impact upon revenue and higher raw material costs, which had a combined unfavorable impact of $173.7 million. Gross profit was negatively impacted by a $1.8 million inventory write-down for GTSP; the Company has $0.8 million GTSP inventory remaining as of September 30, 2009. As a result of reduced operating rates in Mexico, the company took a charge of $1.8 million for Mexican workforce reduction costs and a charge of $1.1 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009. These unfavorable effects were partially offset by higher selling prices which had a favorable impact of $57.8 million, $8.8 million favorable exchange rate impact mostly from our Mexican peso based costs, and $0.9 million lower depreciation expense. Included in 2008 results were $1.3 million expense for a scheduled Geismar, LA plant maintenance outage, and $1.3 million asset impairment charge for two obsolete production units.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the nine months ended September 30, 2009, these costs were $51.7 million, an increase of $3.0 million, or 6.2%, as compared to $48.7 million for the same period in 2008. The increase is due to $5.7 million for our enterprise resource planning (ERP) system and business redesign project, $2.8 million increased legal expenses related to our OCP arbitration and $0.9 million increases in all other costs partially offset by $2.1 million lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, $2.3 million lower professional fees used to support growth and other corporate initiatives, and $2.0 million favorable exchange rate impact from our Mexican peso based costs.

Operating Income

Operating income for the nine months ended September 30, 2009 was $115.2 million, a decrease of $111.3 million, or 49.1%, as compared to $226.5 million for the same period in 2008. Operating income as a percentage of net sales decreased to 22.2% versus 31.5% for the same period in 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2009 was $16.1 million, a decrease of $4.9 million, compared to $21.0 million for the same period in 2008. This decrease is primarily due lower average interest rates and the lower average balance of our Term Loan resulting from the $54.0 million principal payments made in March 2009 mostly to satisfy the excess cash flow requirement of our credit agreement and the $72.5 million payment in May 2009 to pay off the balance of the Term Loan, and fees incurred in 2008 associated with the fourth amendment to the credit facility. These decreases were partially offset by accelerated deferred financing related to the excess cash flow payment and the pay off of the Term Loan.

Foreign Exchange

Foreign exchange gain for the nine months ended September 30, 2009 was $0.5 million compared to $0.9 million for the same period in 2008. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 36% for the nine months ended September 30, 2009 compared to 30% for the same period in 2008. The change in the effective tax rate is a result of increased earnings in higher tax jurisdictions such as the United States versus Mexico and a full valuation allowance on our net deferred tax assets in the U.S. as of September 30, 2008.

Net Income

Net income for the nine months ended September 30, 2009 was $63.9 million, a decrease of $81.8 million, compared to net income of $145.7 million for the same period in 2008, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Net Sales % Change
Segment Net Sales
United States	$119,107	$146,154	(18.5%)
Mexico	34,469	133,732	(74.2%)
Canada	8,358	11,886	(29.7%)

Total	$161,934	$291,772	(44.5%)

Segment Operating Income
United States	$24,638	$45,342
Mexico	1,975	62,357
Canada	1,880	5,148

Total	$28,493	$112,847

Segment Operating Income % of net sales
United States	20.7%	31.0%
Mexico	5.7%	46.6%
Canada	22.5%	43.3%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Net Sales % Change
Segment Net Sales
United States	$356,886	$356,431	0.1%
Mexico	132,318	333,143	(60.3%)
Canada	30,313	28,736	5.5%

Total	$519,517	$718,310	(27.7%)

Segment Operating Income
United States	$94,129	$63,254
Mexico	7,795	155,393
Canada	13,295	7,870

Total	$115,219	$226,517

Segment Operating Income % of net sales
United States	26.4%	17.7%
Mexico	5.9%	46.6%
Canada	43.9%	27.4%

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Segment Net Sales:

In the United States net sales decreased 18.5% for the three months ended September 30, 2009 when compared with the same period in 2008 due to lower volume and mix across all product lines as selling prices were flat in total.

In Mexico net sales decreased 74.2% for the three months ended September 30, 2009 when compared with the same period in 2008. Selling prices decreased sales by 52.6% which occurred across all product lines. Volume and mix impact upon revenue was a decrease of 21.6% which occurred primarily in Purified Phosphoric Acid and STPP & Other Products.

In Canada net sales decreased 29.7% for the three months ended September 30, 2009 when compared with the same period in 2008. Selling prices decreased sales by 11.6% which occurred primarily in Purified Phosphoric Acid. Volume and mix impact upon revenue was a decrease of 18.1% which occurred across all product lines.

Overall, the decreased volume and mix impact upon revenue seen in all segments is indicative of the reduced demand caused by the economic slowdown along with increased competitive pressure and some reformulation.

Segment Operating Income % of Net Sales:

The 10.3% decrease in the United States for the three months ended September 30, 2009 compared with the same period in 2008 is mainly due to unfavorable volume and mix impacts upon revenue, higher manufacturing expenses due to inventory reductions, and higher operating expenses mainly for our enterprise resource planning (ERP) system and business redesign project.

The 40.9% decrease in Mexico for the three months ended September 30, 2009 compared with the same period in 2008 is due to decreased selling prices, decreased volume and mix effects upon revenue, and higher operating expenses mainly for legal expenses related to the OCP arbitration case. This was partially offset by lower restructured manufacturing expenses and a favorable exchange rate impact from our Mexican peso based costs.

The 20.8% decrease in Canada for the three months ended September 30, 2009 compared with the same period in 2008 is due to lower selling prices, unfavorable volume and mix impacts on revenue and higher raw material costs.

During the three month period ending September 30, 2009 depreciation and amortization expense was $8.5 million in the United States, $0.5 million in Canada and $5.4 million in Mexico.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Segment Net Sales:

In the United States net sales increased 0.1% for the nine months ended September 30, 2009 when compared with the same period in 2008. Selling prices increased sales by 36.8% which occurred across all product lines. Volume and mix impact upon revenue was a decrease of 36.7% which occurred across all product lines.

In Mexico net sales decreased 60.3% for the nine months ended September 30, 2009 when compared with the same period in 2008. Selling prices decreased sales by 25.1%, mainly in STPP and Other Products. Volume and mix impact upon revenue was a decrease of 35.2% which occurred across all product lines.

In Canada net sales increased 5.5% for the nine months ended September 30, 2009 when compared with the same period in 2008. Selling price increased sales 35.3% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 29.8% with decreases across all product lines.

Segment Operating Income % of Net Sales:

The 8.7% increase in the United States for the nine months ended September 30, 2009 compared with the same period in 2008 is mainly due to favorable selling prices partially offset by unfavorable volume and mix impacts upon revenue, higher raw material costs, and higher manufacturing expenses. Operating expenses increased due to the enterprise resource planning (ERP) system and business redesign project. Included in 2008 results were expenses for a scheduled Geismar, LA plant maintenance outage, an asset impairment charge for two obsolete production units, legal and other fees to comply with the DOJ STPP document request subpoena, and professional fees used to support growth and other corporate initiatives.

The 40.7% decrease in Mexico for the nine months ended September 30, 2009 compared with the same period in 2008 is due to unfavorable selling prices, unfavorable volume and mix impacts upon revenue, increased raw material costs and increased operating expenses mainly for legal expenses related to the OCP arbitration case. Gross profit was negatively impacted by a $1.8 million inventory write-down of GTSP. Also, as a result of reduced operating rates in Mexico, the Company took a charge of $2.2 million for Mexican workforce reorganization costs and a charge of $1.1 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009. There was a $9.9 million favorable exchange rate impact from our Mexican peso based costs.

The 16.5% increase in Canada for the nine months ended September 30, 2009 compared with the same period in 2008 is due to increased selling prices partially offset by unfavorable volume and mix impact on revenue.

During the nine month period ending September 30, 2009 depreciation and amortization expense was $21.2 million in the United States, $1.6 million in Canada, and $15.4 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Operating Activities	$164.4	$134.4
Investing Activities	(12.7)	(13.2)
Financing Activities	(153.7)	(14.0)

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net cash provided from operating activities was $164.4 million for the nine months ended September 30, 2009 as compared to $134.4 million for the same period in 2008, an increase in cash of $30.0 million. The increase in operating activities cash resulted from favorable changes of $108.2 million in net working capital and $11.3 million in non-current accounts, partially offset by unfavorable changes of $81.8 million in net income as described earlier and $7.7 million in non-cash items affecting net income. Net cash provided from operating activities for our Mexican operations was $45.2 million for the nine months ended September 30, 2009 as compared to $86.2 million for the same period in 2008, a decrease in cash of $41.0 million. The decrease in operating activities cash for our Mexican operations resulted mainly from unfavorable changes of $101.4 million in net income partially offset by favorable changes of $63.3 million in net working capital.

The change in net working capital is a source of cash of $50.7 million in 2009 compared to a use in 2008 of $57.4 million, an increase in cash of $108.2 million. The increase in cash is mainly due to decreases in accounts receivable and inventory, and increased other current liabilities, partially offset by decreased accounts payable and increased other current assets. The change in net working capital for our Mexican operations is a source of cash of $25.7 million in 2009 compared to a use in 2008 of $37.6 million, an increase in cash of $63.3 million mainly due to decreases in inventory.

Net cash used for investing activities was $12.7 million for the nine months ended September 30, 2009, compared to $13.2 million for the same period in 2008, a decrease in the use of cash of $0.5 million. Net cash used for investing activities for our Mexican operations was $3.2 million for the nine months ended September 30, 2009, compared to $3.3 million for the same period in 2008, a decrease in the use of cash of $0.1 million.

In the second quarter of 2009 the Company launched an enterprise resource planning, or ERP, system and business process redesign project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. The Company had spent approximately $7.9 million as of September 30, 2009 and future expenditures on the ERP project are expected to total approximately $14 to $17 million by the end of 2010, with the majority of this spending anticipated as capital expenditures.

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

Management projects total 2009 capital expenditures to approximate $18 to $20 million.

Net cash from financing activities for the nine months ended September 30, 2009 was a use of $153.7 million, compared to a use of $14.0 million for the same period in 2008, a decrease in cash of $139.7 million. This is due to $125.0 million higher Term Loan principal payments to satisfy the excess cash flow requirement for 2008 and subsequently to pay off the remaining balance of the

Term loan as described below, $1.1 million deferred financing charges on the new loan and security agreement, $1.4 million lower excess tax benefit from exercise of stock options, and $12.2 million increase in return of capital to parent. Net cash from financing activities for our Mexican operations for the nine months ended September 30, 2009 was a use of $51.5 million, compared to a use of $4.0 million in for the same period in 2008, a decrease in cash of $47.5 million for repayment of intercompany debt obligations which are eliminated in consolidation.

We believe that on-hand cash combined with cash generated from operations will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. As noted in the recent trends and outlook section, management is targeting a minimum goal of remaining profitable in Mexico until the rock sourcing situation improves and is reprioritizing capital expenditure projects consistent with present business needs. These actions are expected to result in Mexico maintaining adequate cash balances for its operating needs over the short-term until the business returns to a range of market prices for phosphate rock. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and other factors, such as the ultimate resolution of our phosphate rock arbitration, that are uncertain. If the cash flows and other capital resources available to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan.

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

As of September 30, 2009, the Company had $51.8 million excess availability, above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement and there was no amount outstanding on the revolving credit line. A total of $1.8 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on May 22, 2009.

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

	Years ending December 31,
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
2004 Senior Subordinated Notes
Due 2014 (1)	274,313	—	16,862	16,863	16,862	16,863	206,863
Future service pension benefits	7,748	444	526	581	657	730	4,810
Other (2)	800,630	84,246	83,540	83,540	83,540	83,540	382,224
Operating leases	16,947	4,260	3,678	3,028	2,096	1,450	2,435

Total contractual cash obligations (3)	$1,099,638	$88,950	$104,606	$104,012	$103,155	$102,583	$596,332

(1)	Amounts include fixed rate interest payments at 8.875% for years 2009 and thereafter.

(2)	Represents minimum annual purchase commitments to buy raw materials and 2009 energy commitments from suppliers.
(3)	Does not reflect the $56.0 million remaining balance of the Senior Unsecured Notes which were issued by our ultimate parent, Innophos Holdings, Inc. on April 16, 2007. Annual cash interest payments would be approximately $5.3 million.

Critical Accounting Estimates

There have been no material changes from the critical accounting estimates previously disclosed in our 2008 Annual Report on Form 10-K other than described below.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year. We continue to monitor the estimates and circumstances included in our projections for the December 31, 2008 goodwill impairment analysis, and any significant changes in our estimates would require the Company to conduct an interim goodwill impairment test. Our monitoring of the year-to-date actual 2009 results indicates that, while market and business conditions have worsened, the cash flow estimates remain consistent with those made during the annual December 31, 2008 goodwill impairment analysis. Consequently, since that time, we did not perform an interim goodwill impairment test.

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units (Mexico, U.S. and Canada), the discount rate and the terminal value. The five year cash flow forecasts of the company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. Our market capitalization during fourth quarter of 2008 exceeded the book value of our equity. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term historical growth rates, to the latest year for which a forecast exists.

Solely for the purpose of goodwill valuation for our Mexico reporting unit, the 2008 goodwill impairment analysis included estimates addressing changes in phosphate rock pricing, weakness in the markets served by those operations, loss of traditional business which in part is a result of the softness in the fertilizer markets, and operating the Coatzacoalcos, Mexico complex at substantially reduced levels. Our 2008 goodwill impairment analysis included: (i) phosphate rock price assumptions for 2009 based at the interim phosphate rock price currently being paid; (ii) for the first three quarters of 2010, assumed phosphate rock prices estimated to be below the 2009 interim price being paid, trending towards an estimated market price; and (iii) for late 2010 and thereafter, assumptions that Mexico operations would return to an estimated market price for phosphate rock. The December 31, 2008 goodwill impairment analysis also considered the termination of the 1992 phosphate rock supply contract with OCP as likely. As a result, management believes a triggering event for goodwill assessment did not occur upon OCP’s August 2009 notice of non-renewal of that contract in September 2010 and that the termination has no effect on our goodwill impairment analysis. The reporting unit’s cash flow model is estimated to be below pre-2008 levels (2008 reflected unusual market conditions as discussed in our previous reports and which are not expected to be replicated in the long-term), with improvement occurring as our phosphate rock price returns to market pricing in 2011. Revenue levels are estimated to have a slight recovery in 2011 and estimated to return to a historical growth rate of 3% per annum in 2012. We applied operating margin percentages slightly below our historical trends and used a 3% growth rate to calculate the terminal value for our Mexican reporting unit. We used a 12% discount rate, which is above our weighted average cost of capital and consistent with our prior year goodwill impairment test. Based on this valuation, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required.

As of December 31, 2008, the Mexican reporting unit had a carrying value, including goodwill, of $228 million. The fair value of the reporting unit exceeded its carrying value by approximately 10%. In addition, if we were to decrease the long-term growth rate or increase the discount rate used in the calculation by 1%, there would still be no goodwill impairment for the Mexican reporting unit.

Given the current economic environment and uncertainties surrounding the impact on our Mexican business of factors such as market conditions affecting our selling prices, sales volumes, and raw material costs, the ultimate resolution of our phosphate rock arbitration, and other factors not limited to those enumerated, we cannot be sure that the estimates and assumptions used in the goodwill impairment analysis will prove to be accurate predictions of the future. Significant changes in assumptions will influence the goodwill impairment analysis and may result in goodwill impairment charges in future periods.

Long-lived assets

Under ASC 360, “Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortized intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The determination whether or not assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

In our Mexican operations, we continue to monitor changes in circumstances where the undiscounted cash flows would indicate that the carrying amount of an asset or asset group may not be recoverable. The uncertainty in phosphate rock prices, volume decreases, sales price erosion, and the reduced operating rates for the Coatzacoalcos plant were included in management’s estimates and are consistent with management’s expectations. Despite worsening conditions in 2009, no changes in circumstances or events have thus far indicated the carrying amounts of the Company’s long-lived assets were not recoverable from undiscounted cash flows. Consequently, we did not perform any impairment test of our long-lived assets in 2009 as a follow up to the test performed for year end 2008. The carrying value of the Coatzacoalcos plant was approximately $86 million at September 30, 2009. The undiscounted cash flows of the STPP (Sodium Tripolyphosphate) asset group exceeded their carrying value by 31%, while the other asset groups exceeded their carrying values by significantly greater margins.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our revolving credit facility will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At September 30, 2009, we had $190.0 million principal amount of fixed-rate debt and a $65.0 million revolving credit facility, of which we had $51.8 million available, which has not been drawn upon. In addition, Innophos Holdings, Inc. has $56.0 million of senior unsecured notes. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

We have purchased forward natural gas contracts which require us to purchase a portion of our monthly natural gas usage requirements at a fixed price. These contracts are for periods September 2008 through December 2009, and apply to our U.S., Canadian and Mexican facilities. As a result of lower operating rates in our Mexican operations, we have recorded a $2.5 million charge in the second quarter of 2009 for these anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009.

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

As of September 30, 2009, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 4, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 4, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated November 4, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated November 4, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: November 4, 2009

INNOPHOS, INC.

/s/ Neil Salmon
By:	Neil Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: November 4, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer dated November 4, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 4, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated November 4, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated November 4, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002