Form 10-Q
period 2010-03-31
Innophos, Inc.
filed 2010-05-07
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2010, the registrant had 1,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$115,034	$132,222
Restricted cash	—	1,749
Accounts receivable, net	71,342	56,345
Inventories	114,711	113,636
Other current assets	43,875	45,638

Total current assets	344,962	349,590
Property, plant and equipment, net	200,131	204,527
Goodwill	51,706	51,706
Intangibles and other assets, net	49,686	51,483

Total assets	$646,485	$657,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable, trade and other	36,877	32,580
Other current liabilities	32,114	54,603

Total current liabilities	68,991	87,183
Long-term debt	190,000	190,000
Other long-term liabilities	36,756	37,920

Total liabilities	295,747	315,103

Commitments and contingencies (see note 11)
Stockholders’ equity	350,738	342,203

Total stockholders’ equity	350,738	342,203

Total liabilities and stockholders’ equity	$646,485	$657,306

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net sales	$169,007	$190,817
Cost of goods sold	132,301	121,024

Gross profit	36,706	69,793

Operating expenses:
Selling, general and administrative	14,518	13,976
Research & development expenses	563	529

Total operating expenses	15,081	14,505

Operating income	21,625	55,288
Interest expense, net	4,420	6,065
Foreign exchange (gain) loss	(230)	415
Other income, net	—	(208)

Income before income taxes	17,435	49,016
Provision for income taxes	6,091	17,656

Net income	$11,344	$31,360

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flows from operating activities
Net income	$11,344	$31,360
Adjustments to reconcile net income to net cash (used for) provided from operating activities:
Depreciation and amortization	12,655	11,597
Amortization of deferred financing charges	354	964
Deferred income tax benefit	(557)	(1,020)
Deferred profit sharing	(205)	(189)
Share-based compensation	721	542
Changes in assets and liabilities:
Decrease in restricted cash	1,749	—
(Increase) decrease in accounts receivable	(14,997)	5,286
(Increase) decrease in inventories	(1,075)	13,788
Decrease in other current assets	1,763	3,183
Increase in accounts payable	4,297	2,395
(Decrease) increase in other current liabilities	(22,489)	3,076
Changes in other long-term assets and liabilities	(10)	836

Net cash (used for) provided from operating activities	(6,450)	71,818

Cash flows from investing activities:
Capital expenditures	(7,249)	(3,051)

Net cash used for investing activities	(7,249)	(3,051)

Cash flows from financing activities:
Return of capital to parent	(3,633)	(3,704)
Excess tax benefits from exercise of stock options	144	—
Principal payments of term-loan	—	(54,000)

Net cash used for financing activities	(3,489)	(57,704)

Net change in cash	(17,188)	11,063
Cash and cash equivalents at beginning of period	132,222	124,623

Cash and cash equivalents at end of period	$115,034	$135,686

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, January 1, 2009	$194,197	$99,658	$(2,024)	$291,831
Net income	65,427			65,427
Change in pension and post-retirement plans, net of tax			(226)	(226)

Net income and other comprehensive income, net of tax				65,201
Stock-based compensation		3,367		3,367
Return of capital		(18,196)		(18,196)

Balance, December 31, 2009	$259,624	$84,829	$(2,250)	$342,203

Net income	11,344			11,344
Change in pension and post-retirement plans, net of tax			55	55

Net income and other comprehensive income, net of tax				11,399
Stock-based compensation		721		721
Return of capital		(3,585)		(3,585)

Balance, March 31, 2010	$270,968	$81,965	$(2,195)	$350,738

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2009 and for the three years then ended.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recently Issued Accounting Standards

In June 2009, the FASB issued an amendment to ASC topic 860 Transfers and Servicing. Among other items the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to ASC topic 810 Consolidation. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (EITF), which provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

2. Dividends:

The following is the dividend activity for the three months ended March 31, 2010 and 2009:

	Quarters ended March 31
	2010	2009
Dividends declared - per share	$0.17	$0.17
Dividends declared - aggregate	3,640	3,611

Dividends paid - per share	0.17	0.17
Dividends paid - aggregate	3,633	3,590

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

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Holdings common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a three year future average return on invested capital (i.e. the three year period 2010-2012 for a 2010 award) as defined solely by reference to Holdings own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Stock options	$211	$167
Restricted stock	4	1
Performance shares	506	374

Total share-based compensation expense	$721	$542

The fair value of the options granted during 2010 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	57.5%
Dividend yield	3.6%
Risk-free interest rate	2.8%
Expected term	6 years
Weighted average grant date fair value of stock options	$10.46

There were 169,150 options granted with a fair value of $1.7 million on March 11, 2010. These awards are classified as equity awards and vest equally through March 11, 2013. The related compensation expense is based on the date of grant fair value of $25.68 per common share. The compensation expense is amortized on a straight-line basis over the requisite vesting period. For these grants, the Company had chosen a blended volatility which consists of 50% historical volatility average of the peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

There were 79,500 performance shares granted, assuming achieving targeted return on invested capital, on March 11, 2010 with a fair value of $25.68 per common share, or $1.8 million in the aggregate which reflects forfeiture assumptions. The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

4. Inventories:

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Finished products	$77,260	$73,924
Raw materials	30,237	31,770
Spare parts	7,214	7,942

	$114,711	$113,636

Inventory reserves as of March 31, 2010 and December 31, 2009 were $9,227 and $13,189, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Other Current Assets:

Other current assets consist of the following:

	March 31, 2010	December 31, 2009
Creditable taxes (value added taxes)	$6,770	$4,028
Prepaid income taxes	10,681	10,435
Deferred taxes	11,792	11,792
Prepaids	12,034	13,110
Other	2,598	6,273

	$43,875	$45,638

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

6. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2010	December 31, 2009
Developed technology and application patents, net of accumulated amortization of $10,640 for 2010 and $10,168 for 2009	10-20	$25,960	$26,432
Customer relationships, net of accumulated amortization of $4,198 for 2010 and $3,961 for 2009	5-15	7,132	7,369
Tradenames and license agreements, net of accumulated amortization of $3,504 for 2010 and $3,401 for 2009	5-20	5,856	5,959
Capitalized software, net of accumulated amortization of $2,441 for 2010 and $2,279 for 2009	3-5	424	700
Non-compete agreement, net of accumulated amortization of $346 for 2010 and $315 for 2009	5	284	315

Total Intangibles		$39,656	$40,775

Deferred financing costs, net of accumulated amortization of $6,718 for 2010 and $6,364 for 2009		$5,861	$6,215
Deferred income taxes		783	1,409
Other assets		3,386	3,084

Total other assets		$10,030	$10,708

		$49,686	$51,483

7. Other Current Liabilities:

Other current liabilities consist of the following:

	March 31, 2010	December 31, 2009
Taxes	$7,097	$13,480
Payroll related	7,819	6,396
Freight and rebates	3,163	3,794
Benefits and pensions	3,758	5,104
Interest	2,193	8,626
Legal	1,107	2,820
Other	6,977	14,383

	$32,114	$54,603

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	March 31, 2010	December 31, 2009
Senior subordinated notes	190,000	190,000

	$190,000	$190,000
Less current portion	—	—

	$190,000	$190,000

In the second quarter of 2009, the Company and its wholly owned subsidiary, Innophos Canada, Inc. (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain lenders (collectively, the “Lenders”) including Wachovia Bank, National Association, as agent.

As of March 31, 2010, the Borrowers had $53.0 million excess availability above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement, and there was no amount outstanding on the revolving credit line. A total of $1.7 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on that date.

In connection with the termination of the 2004 Credit Facility dated as of August 13, 2004 in the second quarter of 2009, the Company paid the $72.7 million of outstanding term loan balance (principal and accrued interest) from cash on hand. This payment resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges. Prior to the termination of the term loan, the Company made a $53.6 million excess cash flow payment in the first quarter of 2009 which resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges.

The Senior Subordinated Notes accrue interest from the issue date at a rate of 8.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

Holdings Senior Unsecured Notes accrued interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year.

Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued and unpaid interest to the Redemption Date. Accelerated deferred financing charges of $0.6 million will be recorded in the second quarter of 2010.

As of March 31, 2010, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the three months ended March 31, 2010 and March 31, 2009 was $8,560 and $9,764, respectively.

The carrying value of our Senior Subordinated Notes and Holdings Senior Unsecured Notes are $190.0 million and $56.0 million, respectively. The fair values at March 31, 2010 (excluding accrued interest) are approximately $195.7 million and $56.0 million, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2010	March 31, 2009
Interest expense	$4,357	5,395
Deferred financing cost	354	964
Interest income	(126)	(277)
Less: amount capitalized for capital projects	(165)	(17)

Total interest expense, net	$4,420	$6,065

9. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	March 31, 2010	December 31, 2009
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,145	2,350
Deferred income taxes	20,860	22,043
Pension and post retirement liabilities (US and Canada only)	5,513	5,240
Other Liabilities	7,138	7,187

	$36,756	$37,920

10. Income Taxes:

The effective income tax rate on income before taxes was approximately 35% for the three months ended March 31, 2010 compared to approximately 36% for the comparable period in 2009. The change in the effective tax rate is a result of a shift of earnings before tax combined with a change in tax rates for our operations in multiple tax jurisdictions. Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of March 31, 2010, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position.

The Company is included in a consolidated U.S. tax return of Innophos Holdings, Inc., however the income tax provision has been prepared on a separate return basis. The Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying combined balance sheets.

Income taxes paid were $6,800 and $7,037 for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of March 31, 2010.

The U.S. Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received a letter from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate the Resource Conservation and Recovery Act (RCRA) at Geismar by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date, we have determined it is probable that one of the process modifications will need to be undertaken in the near term, and likewise probable that the capital expenditure and future operating expense of that modification will not be material, unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA has not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not formally approved the schedule, the companies are proceeding as proposed. Based upon work so far, there appears to be at least one technically viable approach, but both detailed costing and other approaches need to be evaluated. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome. We have determined that a contingent liability is neither probable nor estimable at this time, but liability is reasonably possible.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, or Fosfatados, received notice from the CNA of the Fresh Water Claims relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. As initially assessed, the claims extended from 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $25.4 million (at current exchange rates as of April 23, 2010), including basic charges of $7.5 million and $17.9 million for interest, inflation and penalties. Management believes that Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period now at issue, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims. Management estimates that amounts involved would be approximately $6.4 million of additional basic charges to date at current exchange rates, $6.8 million relating to interest, inflation, and penalties, and, under current operating conditions, approximately $1.2 million of additional basic charges per year at current exchange rates. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement, which could represent the remainder of the Post-2002 Fresh Water Claims exposure. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or involve further motions to resolve remaining issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, management has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2010. As additional information is gained, management will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition.

Even though our indemnification rights have been confirmed by court judgments, ultimately we are also dependent on Rhodia having sufficient financial capacity to meet its obligations should they arise. Rhodia’s financial position has improved significantly in recent quarters and we currently see no reason to suspect they would be unable to meet their obligations.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

12. Pension:

Net periodic benefit expense for the United States plans for the three months ended March 31, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$90	$90
Interest cost	27	46	73
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	(1)	65	64
Amortization of unrecognized (gains)/losses	—	(19)	(19)

Net periodic benefit expense	$5	$182	$187

Net periodic benefit expense for the United States plans for the three months ended March 31, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	41	67
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	—	(21)	(21)

Net periodic benefit expense	$2	$173	$175

We made our entire cash contributions of $2.6 million for our U.S. defined contribution plan during the first quarter of 2010 for the plan year 2009. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2010.

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$52	$13	$65
Interest cost	133	21	154
Expected return on assets	(212)	—	(212)
Amortization of transition obligation	—	7	7
Amortization of prior service cost	25	—	25
Amortization of unrecognized (gains)/losses	23	5	28
Exchange rate changes	(79)	15	(64)

Net periodic benefit expense	$(58)	$61	$3

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

We made cash contributions to our Canadian defined benefit plan of $0.3 million during the three months ended March 31, 2010. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.7 million during the remainder of 2010.

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

For the three months ended March 31, 2010	United States	Mexico	Canada	Eliminations		Total
Sales	$113,613	$45,607	$9,787	$		$169,007
Intersegment sales	10,357	9,230	17,219		(36,806)	—

Total sales	$123,970	$54,837	$27,006		$(36,806)	$169,007

Operating income	$18,362	$1,536	$1,727		$—	$21,625

Depreciation expense	$6,932	$5,229	$494		$—	$12,655

For the three months ended March 31, 2009	United States	Mexico	Canada	Eliminations		Total
Sales	$122,185	$58,427	$10,205	$		$190,817
Intersegment sales	14,237	703	20,066		(35,006)	—

Total sales	$136,422	$59,130	$30,271		$(35,006)	$190,817

Operating income	$40,873	$7,517	$6,898		$—	$55,288

Depreciation and amortization expense	$6,192	$4,954	$451		$—	$11,597

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of March 31, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$72,556	$2	$42,476	$—	$115,034
Accounts receivable, net	308,462	—	287,549	(524,669)	71,342
Inventories	57,363	—	57,348	—	114,711
Other current assets	22,770	—	21,189	(84)	43,875

Total current assets	461,151	2	408,562	(524,753)	344,962
Property, plant and equipment, net	99,251	—	100,880	—	200,131
Goodwill	7,237	—	44,469	—	51,706
Investment in subsidiaries	240,263	189,599	—	(429,862)	—
Intercompany notes	29,885	—	—	(29,885)	—
Intangibles and other assets, net	37,028	—	12,658	—	49,686

Total	$874,815	$189,601	$566,569	$(984,500)	$646,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable, trade and other	294,930	—	266,616	(524,669)	36,877
Other current liabilities	20,784	—	11,414	(84)	32,114

Total current liabilities	315,714	—	278,030	(524,753)	68,991
Long-term debt	190,000	—	29,885	(29,885)	190,000
Other long-term liabilities	18,363	—	18,393	—	36,756
Total stockholders’ equity	350,738	189,601	240,261	(429,862)	350,738

Total	$874,815	$189,601	$566,569	$(984,500)	$646,485

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$123,970	$—	$81,843	$(36,806)	$169,007
Cost of goods sold	94,816	—	74,291	(36,806)	132,301

Gross Profit	29,154	—	7,552	—	36,706

Operating expenses:
Selling, general and administrative	10,229	—	4,289	—	14,518
Research & development expenses	563	—	—	—	563

Total operating expenses	10,792	—	4,289	—	15,081

Operating income	18,362	—	3,263	—	21,625
Interest expense, net	4,264	—	156	—	4,420
Foreign exchange (gains) losses	84	—	(314)	—	(230)
Equity (income) loss	(2,241)	(975)	—	3,216	—

Income (loss) before income tax	16,255	975	3,421	(3,216)	17,435
Provision for income taxes	4,911	—	1,180	—	6,091

Net income (loss)	$11,344	$975	$2,241	$(3,216)	$11,344

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended March 31, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net sales	$136,422	$—	$89,402	$(35,007)	$190,817
Cost of goods sold	84,522	—	71,509	(35,007)	121,024

Gross profit	51,900	—	17,893	—	69,793

Operating expenses:
Selling, general and administrative	10,498	1	3,477	—	13,976
Research & development expenses	529	—	—	—	529

Total operating expenses	11,027	1	3,477	—	14,505

Operating income (loss)	40,873	(1)	14,416	—	55,288
Interest expense, net	5,498	—	567	—	6,065
Foreign exchange (gains) losses	(25)	—	440	—	415
Other income	—	—	(208)	—	(208)
Equity (income) loss	(9,072)	(4,702)	—	13,774	—

Income (loss) before income tax	44,472	4,701	13,617	(13,774)	49,016
Provision for income taxes	13,112	—	4,544	—	17,656

Net income (loss)	$31,360	$4,701	$9,073	$(13,774)	$31,360

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$11,344	$975	$2,241	$(3,216)	$11,344
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	6,932	—	5,723	—	12,655
Amortization of deferred financing charges	354	—	—	—	354
Deferred income tax (benefit) provision	(721)	—	164	—	(557)
Deferred profit sharing	—	—	(205)	—	(205)
Share-based compensation	721	—	—	—	721
Equity (income) loss in non-guarantor subsidiaries	(2,241)	(975)	—	3,216	—

Changes in assets and liabilities:
Decrease in restricted cash	—	—	1,749	—	1,749
(Increase)/decrease in accounts receivable	(23,156)	—	(23,030)	31,189	(14,997)
Decrease/(increase) in inventories	5,189	—	(6,264)	—	(1,075)
Decrease/(increase) in other current assets	4,625	—	(2,862)	—	1,763
Increase/(decrease) in accounts payable	18,780	—	16,706	(31,189)	4,297
Decrease in other current liabilities	(12,365)	—	(10,124)	—	(22,489)
Changes in other long-term assets and liabilities	(154)	—	144	—	(10)

Net cash provided from (used for) operating activities	9,308	—	(15,758)	—	(6,450)

Cash flows from investing activities:
Capital expenditures	(5,342)	—	(1,907)	—	(7,249)

Net Cash used for investing activities	(5,342)	—	(1,907)	—	(7,249)

Cash flows from financing activities:
Return of capital to parent	(3,633)	—	—	—	(3,633)
Excess tax benefits from exercise of stock options	144	—	—		144

Net cash used for financing activities	(3,489)	—	—	—	(3,489)

Net change in cash	477	—	(17,665)	—	(17,188)
Cash and cash equivalents at beginning of period	72,079	2	60,141	—	132,222

Cash and cash equivalents at end of period	$72,556	$2	$42,476	$—	$115,034

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$31,360	$4,701	$9,073	$(13,774)	$31,360
Adjustments to reconcile net income (loss) to net cash provided from (used in) operating activities:
Depreciation and amortization	6,192	—	5,405	—	11,597
Amortization of deferred financing charges	964	—	—	—	964
Deferred income tax benefit	493	—	(1,513)	—	(1,020)
Deferred profit sharing	—	—	(189)	—	(189)
Stock based compensation	542	—	—	—	542
Equity (income) loss in subsidiaries	(9,072)	(4,702)	—	13,774	—

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(18,424)	—	(15,933)	39,643	5,286
Decrease in inventories	492	—	13,296	—	13,788
Increase in other current assets	2,499	—	1,030	(346)	3,183
(Decrease)/increase in accounts payable	24,101	—	17,937	(39,643)	2,395
Increase in other current liabilities	451	—	2,279	346	3,076
Changes in other long-term assets and liabilities	59	—	777	—	836

Net cash provided from (used in) operating activities	39,657	(1)	32,162	—	71,818

Cash flows used for investing activities:
Capital expenditures	(1,632)	—	(1,419)	—	(3,051)

Net Cash used for investing activities	(1,632)	—	(1,419)	—	(3,051)

Cash flows used for financing activities:
Repayments from subsidiaries	50,000	—	—	(50,000)	—
Net change in borrowing with Innophos, Inc	—	—	(50,000)	50,000	—
Return of capital to parent	(3,704)	—	—	—	(3,704)
Principal payment of term loans	(54,000)	—	—	—	(54,000)

Net cash used for financing activities	(7,704)	—	(50,000)	—	(57,704)

Net change in cash	30,321	(1)	(19,257)	—	11,063
Cash and cash equivalents at beginning of period	61,295	5	63,323	—	124,623

Cash and cash equivalents at end of period	$91,616	$4	$44,066	$—	$135,686

15. Subsequent Event:

The Company maintains finished goods, raw material and packaging inventories at an independently owned and operated warehouse in Nashville, Tennessee. As a result of major flooding in the greater Nashville area during the first few days of May 2010, the warehouse suffered extensive water damage and has been shut down indefinitely. While the full extent of damage to material in the warehouse is unknown at this time the Company believes the inventory value affected by the flood is less than $5.0 million. The Company has commenced the insurance claims process and currently estimates a net cost after insurance recovery in the range of $1.0 to $3.0 million with the more likely outcome considered to be the lower end of the range.

The Company’s Nashville manufacturing facility experienced no flood damage and retains normal operating capability. The loss of finished goods and packing inventory stored at the warehouse, as well as uncertainties regarding the timing and location of alternative storage and recovery of the area’s transportation infrastructure, will create additional supply chain challenges to meet customer demand. The Company is executing a contingency plan to meet customer requirements and currently anticipates it will be able to meet demand and avoid material loss of sales from the Nashville flooding. The Company maintains business interruption insurance, and at this time does not believe events in Nashville will bring that coverage into play.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2009 Annual Report on Form 10-K and “Forward-Looking Statements” sections of that report.

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

Recent Trends and Outlook

First quarter 2010 results confirmed the encouraging volume trend seen in the second half of 2009. Specialty phosphates sequential volumes were up 33% in Canada, 11% in the U.S. and 12% in Mexico as that operation regained market position. Overall, the 12% specialty phosphate volume increase represented the fourth consecutive quarter of sequential volume improvement. Selling prices declined 4% sequentially overall and for each segment except Canada which declined 9%, and management expects to see overall average specialty phosphates pricing to improve slightly from this point.

Specialty phosphate volume is expected to continue to grow for the 2010 second quarter at a rate of 5% to 10% versus the first quarter 2010, with Mexico expected to continue showing strong improvement.

GTSP & Other volume increased significantly in the 2010 first quarter compared to the fourth quarter 2009 primarily as greater production of purified phosphoric acid resulted in higher co-product production. Selling prices rose consistent with market increases for phosphate fertilizers, leading to break-even operating income in the first quarter 2010 compared to a loss of $2 million in the same period 2009. Volume increases are expected to continue for the balance of the year, although timing of large orders will lead to variability in any individual quarter’s results. Prices are expected to moderate from levels at the end of the 2010 first quarter, though average pricing for the second quarter should be favorable versus the first.

A portion of U.S. raw material costs reset down in January 2010 as previously disclosed, reflecting market conditions at the beginning of the year. The $8 million per quarter benefit from this reset will affect gross profit from the second quarter onward. Since the beginning of the year, commodity fertilizer and related raw material prices such as sulfur and ammonia have increased, and Innophos has responded with price increases in March that are expected to offset these increased raw material costs.

The lagged nature of some of Innophos’ supply contracts means that a portion of Innophos costs towards the end of the first quarter and into the second quarter are advantaged versus current market raw material prices. Some moderation in market prices is expected to occur before Innophos’ contracts reset for 2011. Based on these expectations, management currently estimates that an approximate $5 million per quarter cost increase from higher contract raw material prices will phase in beginning with the fourth quarter 2010 and take full effect in the second quarter 2011.

Significant progress was made on arrangements for future multi-sourced rock supply to the Mexican facility with a contract signed with one new strategic supplier and a trial shipment received from a second new supplier. Discussions are continuing with other potential strategic suppliers.

Capital expenditures for 2010 are expected to be at the upper end of the of the previously announced $30 to $35 million range. Major items of expenditure are anticipated to include: the Mexican food grade acid expansion (completed during the first quarter); incremental improvements to existing Mexican food grade salts capability; completion of the ERP project; additional debottlenecking and expansion of food grade salts capability in Canada and various U.S. locations; and finally, investment to enhance Mexico’s capability to store, handle and process multiple grades of rock consistent with the Company’s supply chain diversification strategy as well as limited investment in evaluating our Mexican phosphate rock concessions.

Although net debt increased in the first quarter on higher working capital requirements, recent strong cashflow generation is expected to continue overall for the year. This will allow management to continue with its previously stated objectives of maintaining the dividend, pursuing several bolt-on acquisition projects and continuing to seek opportunities to optimize the cost and profile of remaining debt facilities.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Amount	%	Amount	%
Net sales	$169.0	100.0	$190.8	100.0
Cost of goods sold	132.3	78.3	121.0	63.4

Gross profit	36.7	21.7	69.8	36.6
Operating expenses:
Selling, general and administrative	14.5	8.6	14.0	7.3
Research & development expenses	0.6	0.4	0.5	0.3

Operating income	21.6	12.8	55.3	29.0
Interest expense, net	4.4	2.6	6.1	3.2
Foreign exchange (gains)/losses, net	(0.2)	(0.1)	0.4	0.2
Other income	—	—	(0.2)	(0.1)
Provision for income taxes	6.1	3.6	17.6	9.2

Net income	$11.3	6.7	$31.4	16.5

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2010 were $169.0 million, a decrease of $21.8 million, or 11.4%, as compared to $190.8 million for the same period in 2009. Selling price decreases had a negative effect on revenue of 23.5% or $44.8 million which occurred across all product lines and segments. Volume and mix effects upon revenue were positive 12.0% or $23.0 million driven by U.S. and Canada Specialty Salts and Specialty Acids and Purified Phosphoric Acid.

The Company calculates pure selling price dollar variances as the selling price for the current period minus the selling price for the prior period, and then multiplies the resulting selling price difference by the prior period volume. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance. The following table illustrates for the three months ended March 31, 2010 the percentage changes in net sales by reportable segment compared with the same period in 2009, including the effects of price and volume/mix upon revenue:

	Price	Volume/Mix	Total
United States	(27.6%)	20.6%	(7.0%)
Mexico	(14.5%)	(7.4%)	(21.9%)
Canada	(25.1%)	21.0%	(4.1%)

The following table illustrates for the three months ended March 31, 2010 the percentage changes for net sales by major product lines compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(38.7%)	11.2%	(27.5%)
Specialty Salts and Specialty Acids	(22.8%)	21.0%	(1.8%)
STPP & Other Products	(10.5%)	(11.8%)	(22.3%)

Going forward Innophos will report sales variances under four product categories; Specialty Salts & Specialty Acids, Food & Technical Grade Acid, STPP & Detergent Grade Acid, and GTSP & Other. Specialty Salts & Specialty Acids will be unchanged. Detergent Grade Acid will be removed from Purified Phosphoric Acid leaving Food & Technical Grade Acid. STPP will be removed from STPP & Other leaving GTSP & Other. STPP will be combined with Detergent Grade Acid forming the additional category STPP & Detergent Grade Acid. For the three months ended March 31, 2010 net sales for GTSP & Other was $12.4 million, a decrease of $5.3 million, or 29.9% as compared to $17.7 million for the same period in 2009.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2010 was $36.7 million, a decrease of $33.1 million, or 47.4%, as compared to $69.8 million for the same period in 2009. Gross margin decreased to 21.7% for the three months ended March 31, 2010 versus 36.6% for the same period in 2009. The change in gross profit was primarily due to lower selling prices which had an unfavorable effect of $44.8 million. This was partially offset by favorable sales volume and mix which resulted in a net favorable effect of $11.7 million. Cost of goods sold on a replacement cost basis would have been $8.3 million lower for the first quarter due to U.S. raw material cost resets effective January 1, 2010, but this benefit was delayed until the second quarter due to sale of existing higher cost inventory which was depleted in the first quarter 2010.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended March 31, 2010, these costs were $15.1 million, an increase of $0.6 million, or 4.1%, as compared to $14.5 million for the same period in 2009.

Operating Income

Operating income for the three months ended March 31, 2010 was $21.6 million, a decrease of $33.7 million, or 60.9%, as compared to $55.3 million for the same period in 2009. Included in these results was break-even operating income for GTSP & Other for the three months ended March 31, 2010 compared to a $1.9 million loss for the same period in 2009. Operating income as a percentage of net sales for the Company decreased to 12.8% versus 29.0% for the same period in 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2010 was $4.4 million, a decrease of $1.7 million, compared to $6.1 million for the same period in 2009. This decrease is primarily due to the pay off of the remaining balance of the Term Loan in the second quarter of 2009.

Foreign Exchange

Foreign exchange gain for the three months ended March 31, 2010 was $0.2 million compared to a loss of $0.4 million for the same period in 2009. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 35% for the three months ended March 31, 2010 compared to 36% for the same period in 2009. The change in the effective tax rate is a result of a shift of earnings before tax combined with a change in tax rates for our operations in multiple tax jurisdictions.

Net Income

Net income for the three months ended March 31, 2010 was $11.3 million, a decrease of $20.1 million, compared to net income of $31.4 million for the same period in 2009, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Net Sales % Change
Segment Net Sales
United States	$113,613	$122,185	(7.0%)
Mexico	45,607	58,427	(21.9%)
Canada	9,787	10,205	(4.1%)

Total	$169,007	$190,817	(11.4%)

Segment Operating Income
United States	$18,362	$40,873
Mexico	1,536	7,517
Canada	1,727	6,898

Total	$21,625	$55,288

Segment Operating Income % of net sales
United States	16.2%	33.5%
Mexico	3.4%	12.9%
Canada	17.6%	67.6%

Beginning with the quarterly period ending June 30, 2010, the Company will report its operations on three new reporting segments – Specialty Phosphates U.S. & Canada, Specialty Phosphates Mexico and GTSP & Other. For the three months ended March 31, 2010 net sales and operating income for GTSP & Other was $12.4 million and break-even respectively compared to $17.7 million and a loss of $1.9 million respectively for the same period in 2009.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Segment Net Sales:

In the United States net sales decreased 7.0% for the three months ended March 31, 2010 when compared with the same period in 2009. Selling prices decreased 27.6% with decreases across all product lines. Volume and mix impact upon revenue was an increase of 20.6% with increases across all product lines but most notably in Specialty Salts and Specialty Acids.

In Mexico net sales decreased 21.9% for the three months ended March 31, 2010 when compared with the same period in 2009 primarily due to lower selling prices across all product lines.

In Canada net sales decreased 4.1% for the three months ended March 31, 2010 when compared with the same period in 2009. Selling prices decreased sales by 25.1% which occurred across all product lines. Volume and mix impact upon revenue was an increase of 21.0% which occurred across all product lines.

Segment Operating Income % of Net Sales:

The 17.3% decrease in the United States for the three months ended March 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices, and increased manufacturing expenses, mainly inventory related, partially offset by increased volume and mix impact on revenue and slightly lower raw material costs which did not reflect lower raw material replacement costs effective January 1, 2010 due to the sale of existing higher cost inventories in the first quarter 2010.

The 9.5% decrease in Mexico for the three months ended March 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by decreased manufacturing expenses, mainly inventory related. Mexico results did not realize the full benefit of lower rock costs for 2010 due to the sale of existing higher cost inventories in the first quarter 2010.

The 50.0% decrease in Canada for the three months ended March 31, 2010 compared with the same period in 2009 is primarily due to lower selling prices partially offset by favorable volume and mix impacts on revenue and lower raw material costs.

During the three month period ending March 31, 2010 depreciation and amortization expense was $6.9 million in the United States, $0.5 million in Canada, and $5.2 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Operating Activities	$(6.5)	$71.8
Investing Activities	(7.2)	(3.1)
Financing Activities	(3.5)	(57.7)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net cash from operating activities was a use of $6.5 million for the three months ended March 31, 2010 as compared to source of $71.8 million for the same period in 2009, a decrease in cash of $78.3 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $58.5 million in working capital and $20.1 million in net income as described earlier.

The change in working capital is a use of cash of $30.8 million in 2010 compared to a source of cash of $27.7 million in 2009, a decrease in cash of $58.5 million. The decrease in cash is mainly due to increases in accounts receivable (due to sales increases on a sequential basis), and decreased other current liabilities (mainly accrued short term incentive and other accruals).

Net cash used for investing activities was $7.2 million for the three months ended March 31, 2010, compared to $3.1 million for the same period in 2009, an increase in the use of cash of $4.1 million. This increase was mainly due to the Company’s enterprise resource planning, or ERP, system and business process redesign project.

In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $15.3 million on this project, of which approximately $8.7 million was capitalized as of March 31, 2010, and future expenditures on the ERP project are expected to total approximately $8 to $10 million by the end of 2010, with the majority of this spending anticipated as capital expenditures.

The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty salts. Additionally, in conjunction with the investment in the Coatzacoalcos facility to more than double its existing food grade purified phosphoric acid capacity which was completed in the first quarter 2010, the site personnel have conducted successful production tests of several additional food grade salts to enable a shift in focus from detergency to the multiple food market segments served by salts and acid.

Innophos currently estimates that full exploration costs to a proven reserves standard for the Santo Domingo deposit could require expenditures of $10 to $15 million over a three year period, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2010 expenditures will be approximately $1 to $2 million with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Management projects total 2010 capital expenditures to approximate $30 to $35 million.

Net cash from financing activities for the three months ended March 31, 2010 was a use of $3.5 million compared to $57.7 million for the same period in 2009, an increase in cash of $54.2 million. This is mainly due to a $54.0 million Term Loan principal payment in 2009.

Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued interest of $2.7 million to the Redemption Date.

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

We’re subject to Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities such as the CNA Fresh Water Claims currently estimated at $25 million for the periods through 2002. Even though our indemnification rights have been confirmed by court judgments, ultimately we are also dependent on Rhodia having sufficient financial capacity to meet its obligations should they arise. Rhodia’s financial position has improved significantly in recent quarters and we currently see no reason to suspect they would be unable to meet their obligations.

If the CNA Fresh Water Claims were sustained for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations). Management estimates that amounts involved would be approximately $13 million of additional basic charges, interest, inflation, and penalties, and, under current operating conditions, approximately $1.2 million of additional basic charges per year. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or involve further motions to resolve remaining issues.

	Years ending December 31,
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
2004 Senior Subordinated Notes Due 2014 (1)	265,882	8,431	16,863	16,862	16,863	206,863	—
Future service pension benefits	9,632	537	642	735	825	902	5,991
Other (2)	459,249	89,845	48,764	48,764	48,764	48,764	174,348
Operating leases	18,538	4,111	3,688	2,824	2,690	2,246	2,979

Total contractual cash obligations (3)	$753,301	$102,924	$69,957	$69,185	$69,142	$258,775	$183,318

(1)	Amounts include fixed rate interest payments at 8.875% for years 2010 and thereafter.
(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.
(3)	Does not reflect the $56.0 million Senior Unsecured Notes which were issued by our ultimate parent, Innophos Holdings, Inc. on April 16, 2007. Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued interest to the Redemption Date.

Critical Accounting Estimates

There have been no material changes from the critical accounting estimates previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2010, we had $190.0 million principal amount of fixed-rate debt and a $65.0 million revolving credit facility, of which we had $53.0 million available above the minimum excess availability requirements, which has not been drawn upon. In addition, Innophos Holdings, Inc. had $56.0 million of senior unsecured notes. Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense should we need to draw on our revolving line of credit. Changes in economic conditions may also result in higher other operating expenses, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently, but may from time to time, hedge our commodity, interest rate or currency rate risks.

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. Our largest customer in 2008 represented 11% of that year’s sales, otherwise, no other customer accounted for more than 10% of our sales in the last 3 years.

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

Inflation and changing prices

Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers, could have a material effect on our financial condition and results of operations.

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

As of March 31, 2010, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
4.8	Forms of Exhibits to the Loan and Security Agreement dated May 22, 2009 by and among Innophos, Inc. and Innophos Canada, Inc., as Borrowers, and Wachovia Bank, National Association, TD Bank, N.A. and Israel Discount Bank, Wachovia Bank, National Association, as Administrative and Collateral Agent for Lenders, and Wachovia Capital Markets LLC, as Syndication Agent, Lead Arranger and Lead Bookrunner.

31.1	Certification of Principal Executive Officer dated May 7, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 7, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated May 7, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated May 7, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 7, 2010

INNOPHOS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 7, 2010

EXHIBIT INDEX

Exhibit No.	Description
4.8	Forms of Exhibits to the Loan and Security Agreement dated May 22, 2009 by and among Innophos, Inc. and Innophos Canada, Inc., as Borrowers, and Wachovia Bank, National Association, TD Bank, N.A. and Israel Discount Bank, Wachovia Bank, National Association, as Administrative and Collateral Agent for Lenders, and Wachovia Capital Markets LLC, as Syndication Agent, Lead Arranger and Lead Bookrunner.

31.1	Certification of Principal Executive Officer dated May 7, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 7, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated May 7, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated May 7, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002