Form 10-Q
period 2010-06-30
Innophos, Inc.
filed 2010-08-03
CIK 1325946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the registrant had 1,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$66,667	$132,222
Restricted cash	—	1,749
Accounts receivable, net	78,807	56,345
Inventories	115,194	113,636
Other current assets	49,504	45,638

Total current assets	310,172	349,590
Property, plant and equipment, net	196,642	204,527
Goodwill	51,706	51,706
Intangibles and other assets, net	49,353	51,483

Total assets	$607,873	$657,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable, trade and other	33,091	32,580
Other current liabilities	37,991	54,603

Total current liabilities	71,082	87,183
Long-term debt	190,000	190,000
Other long-term liabilities	34,771	37,920

Total liabilities	295,853	315,103

Commitments and contingencies (see note 11)
Stockholders’ equity	312,020	342,203

Total stockholders’ equity	312,020	342,203

Total liabilities and stockholders’ equity	$607,873	$657,306

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Three months ended June 30, 2010	Three months ended June 30, 2009
Net sales	$184,032	$166,766
Cost of goods sold	136,971	117,371

Gross profit	47,061	49,395

Operating expenses:
Selling, general and administrative	13,770	17,424
Research & development expenses	614	533

Total operating expenses	14,384	17,957

Operating income	32,677	31,438
Interest expense, net	4,428	5,476
Foreign exchange loss (gain)	711	(690)
Other income, net	—	208

Income before income taxes	27,538	26,444
Provision for income taxes	9,216	9,946

Net income	$18,322	$16,498

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net sales	$353,039	$357,583
Cost of goods sold	269,272	238,395

Gross profit	83,767	119,188

Operating expenses:
Selling, general and administrative	28,288	31,400
Research & development expenses	1,177	1,062

Total operating expenses	29,465	32,462

Operating income	54,302	86,726
Interest expense, net	8,848	11,541
Foreign exchange loss (gain)	481	(275)
Other income, net	—	—

Income before income taxes	44,973	75,460
Provision for income taxes	15,307	27,602

Net income	$29,666	$47,858

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flows from operating activities
Net income	$29,666	$47,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,914	23,849
Amortization of deferred financing charges	708	1,934
Deferred income tax benefit	(1,161)	(1,764)
Deferred profit sharing	(414)	(230)
Share-based compensation	1,916	1,219
Changes in assets and liabilities:
Decrease (increase) in restricted cash	1,749	(1,748)
(Increase) decrease in accounts receivable	(22,462)	12,558
(Increase) decrease in inventories	(1,558)	31,243
(Increase) (decrease) in other current assets	(6,008)	1,187
Increase (decrease) in accounts payable	511	(1,731)
(Decrease) increase in other current liabilities	(16,612)	4,784
Changes in other long-term assets and liabilities	383	638

Net cash provided from operating activities	11,632	119,797

Cash flows from investing activities:
Capital expenditures	(15,308)	(7,640)

Net cash used for investing activities	(15,308)	(7,640)

Cash flows from financing activities:
Return of capital to parent	(62,054)	(26,161)
Excess tax benefits from exercise of stock options	175	2
Deferred financing costs	—	(1,050)
Principal payments of term-loan	—	(126,500)

Net cash used for financing activities	(61,879)	(153,709)

Net change in cash	(65,555)	(41,552)
Cash and cash equivalents at beginning of period	132,222	124,623

Cash and cash equivalents at end of period	$66,667	$83,071

See notes to condensed consolidated financial statements

INNOPHOS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, January 1, 2009	$194,197	$99,658	$(2,024)	$291,831
Net income	65,427			65,427
Change in pension and post-retirement plans, net of tax			(226)	(226)

Net income and other comprehensive income, net of tax				65,201
Stock-based compensation		3,367		3,367
Return of capital		(18,196)		(18,196)

Balance, December 31, 2009	$259,624	$84,829	$(2,250)	$342,203

Net income	29,666			29,666
Change in pension and post-retirement plans, net of tax			210	210

Net income and other comprehensive income, net of tax				29,876
Stock-based compensation		1,916		1,916
Return of capital		(61,975)		(61,975)

Balance, June 30, 2010	$289,290	$24,770	$(2,040)	$312,020

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

2. Dividends:

The following is the dividend activity for the three and six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Dividends declared - per share	$0.17	$0.17	$0.34	$0.34
Dividends declared - aggregate	3,641	3,619	7,281	7,230

Dividends paid - per share	0.17	0.17	0.34	0.34
Dividends paid - aggregate	3,640	3,611	7,273	7,201

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Stock options	$424	$204	$635	$371
Restricted stock	20	6	24	7
Performance shares	751	467	1,257	841

Total share-based compensation expense	$1,195	$677	$1,916	$1,219

The fair value of the options granted during 2010 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	57.5%
Dividend yield	3.6%
Risk-free interest rate	2.8%
Expected term	6 years
Weighted average grant date fair value of stock options	$10.46

There were 169,150 options granted with a fair value of $1.7 million on March 11, 2010. These awards are classified as equity awards and vest equally through March 11, 2013. The related compensation expense is based on the date of grant fair value of $25.68 per common share. The compensation expense is amortized on a straight-line basis over the requisite vesting period. For these grants, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

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

4. Inventories:

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Finished products	$73,258	$73,924
Raw materials	35,445	31,770
Spare parts	6,491	7,942

	$115,194	$113,636

Inventory reserves as of June 30, 2010 and December 31, 2009 were $13,097 and $13,189, respectively.

The Company maintained finished goods, raw material and packaging inventories at an independently owned and operated warehouse in Nashville, Tennessee. As a result of major flooding in the greater Nashville area during the first few days of May 2010, the warehouse suffered extensive water damage and has been shut down indefinitely. The inventory value affected by the flood was approximately $3.7 million. The Company has commenced the insurance claims process and currently anticipates that the full amount of the inventory losses will be recovered. The Company has recorded an insurance receivable of an equal amount.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Other Current Assets:

Other current assets consist of the following:

	June 30, 2010	December 31, 2009
Creditable taxes (value added taxes)	$10,816	$4,028
Prepaid income taxes	16,870	10,435
Deferred taxes	9,650	11,792
Prepaids	9,681	13,110
Other	2,487	6,273

	$49,504	$45,638

6. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2010	December 31, 2009
Developed technology and application patents, net of accumulated amortization of $11,112 for 2010 and $10,168 for 2009	10-20	$25,488	$26,432
Customer relationships, net of accumulated amortization of $4,435 for 2010 and $3,961 for 2009	5-15	6,895	7,369
Tradenames and license agreements, net of accumulated amortization of $3.608 for 2010 and $3,401 for 2009	5-20	5,752	5,959
Capitalized software, net of accumulated amortization of $2,600 for 2010 and $2,279 for 2009	3-5	266	700
Non-compete agreement, net of accumulated amortization of $378 for 2010 and $315 for 2009	5	252	315

Total Intangibles		$38,653	$40,775

Deferred financing costs, net of accumulated amortization of $7,072 for 2010 and $6,364 for 2009		$5,507	$6,215
Deferred income taxes		1,623	1,409
Other assets		3,570	3,084

Total other assets		$10,700	$10,708

		$49,353	$51,483

7. Other Current Liabilities:

Other current liabilities consist of the following:

	June 30, 2010	December 31, 2009
Payroll related	10,512	6,396
Taxes	$6,808	$13,480
Interest	6,411	8,626
Benefits and pensions	4,274	5,104
Freight and rebates	2,905	3,794
Legal	135	2,820
Other	6,946	14,383

	$37,991	$54,603

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	June 30, 2010	December 31, 2009
Senior subordinated notes	190,000	190,000

	$190,000	$190,000
Less current portion	—	—

	$190,000	$190,000

In the second quarter of 2009, the Company and its wholly owned subsidiary, Innophos Canada, Inc. (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with certain lenders (collectively, the “Lenders”) including Wachovia Bank, National Association, as agent.

As of June 30, 2010, the Borrowers had $55.6 million excess availability above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement, and there was no amount outstanding on the revolving credit line. A total of $1.4 million in face amount of letters of credit are issued under the sub-facility.

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

Holdings Senior Unsecured Notes accrued interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. On April 13, 2009 Holdings purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain is reflected in interest expense, net in Holdings Consolidated Statement of Operations in the second quarter of 2009. Holdings also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009. These Senior Unsecured Notes were not included in the consolidated results of Innophos, Inc. However, all operations of Holdings are conducted through Innophos, Inc. and therefore, Holdings is dependent on us for debt servicing and dividend payments through our operations.

Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued and unpaid interest to the Redemption Date. Accelerated deferred financing charges of $0.6 million were recorded in the second quarter of 2010.

As of June 30, 2010, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the six months ended June 30, 2010 and June 30, 2009 was $8,699 and $10,259, respectively.

The carrying value and fair value (excluding accrued interest) of our Senior Subordinated Notes are $190.0 million and $194.8 million at June 30, 2010, respectively.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest expense	$4,358	4,738	$8,715	10,133
Deferred financing cost	354	970	708	1,934
Interest income	(18)	(160)	(144)	(437)
Less: amount capitalized for capital projects	(266)	(72)	(431)	(89)

Total interest expense, net	$4,428	$5,476	$8,848	$11,541

9. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	June 30, 2010	December 31, 2009
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,936	2,350
Deferred income taxes	18,954	22,043
Pension and post retirement liabilities (U.S. and Canada only)	4,962	5,240
Other liabilities	7,819	7,187

	$34,771	$37,920

10. Income Taxes:

The effective income tax rate on income before taxes was approximately 35% for the six months ended June 30, 2010 compared to approximately 38% for the comparable period in 2009. The change in the effective tax rate is a result of increased earnings before tax in lower tax jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions. Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of June 30, 2010, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position.

The Company is included in a consolidated U.S. tax return of Innophos Holdings, Inc., however the income tax provision has been prepared on a separate return basis. The Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying combined balance sheets.

Income taxes paid were $23,319 and $37,565 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of June 30, 2010.

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

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, or Fosfatados, received notice from the CNA of the Fresh Water Claims relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. As initially assessed, the claims extended from 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $23.8 million (at current exchange rates), including basic charges of $7.1 million and $16.7 million for interest, inflation and penalties. Management believes that Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously.

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

Further Proceedings. The Fresh Water Claims are currently pending reconsideration from appeals in the Mexican fiscal court system. Following a May 25, 2010 unfavorable ruling by the intermediate appellate court as to Fosfatados’ substantive defenses and its favorable ruling as to 1998 being beyond the applicable statute of limitations, on June 8, 2010, Fosfatados appealed the unfavorable rulings to the Supreme Court of Mexico. The timing of a decision on this round of appeals is not known.

A final determination of the Fresh Water Claims may require remands to the CNA or to lower courts. In the event that the appeals were to be decided against us and Rhodia were then unable to pay on its indemnification obligations, our subsidiary could be required to satisfy a judgment for the entire amount claimed.

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period now at issue, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims. Management estimates that amounts involved would be approximately $6.5 million of additional basic charges to date at current exchange rates,

$6.9 million relating to interest, inflation, and penalties, and, under current operating conditions, approximately $1.6 million of additional basic charges per year at current exchange rates.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

On June 28, 2010, Fosfatados received a CNA notice of audit and request for documents concerning fresh water usage for the period 2005-2009. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement, which could represent the remainder of the Post-2002 Fresh Water Claims exposure. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or involve further motions to resolve remaining issues. Upon receipt of the new CNA notice we renewed our claim for indemnification by Rhodia, which was declined. Fosfatados is defending the matter.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, management has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of June 30, 2010. As additional information is gained, management will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition.

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

In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. In June 2010, Mexico’s trial court ruled in favor of Mexicana’s claim and denied Sudamfos’s counterclaim. In July 2010, Sudamfos appealed that ruling. The timing of a decision on the appeal is not known. Management has determined that the outstanding receivable is fully collectible, and that the contingent liability from the Sudamfos counterclaim is remote, and therefore no accrual is required.

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

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

12. Pension:

Net periodic benefit expense for the United States plans for the three months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$90	$90
Interest cost	28	46	74
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	(1)	(20)	(21)

Net periodic benefit expense	$6	$182	$188

Net periodic benefit expense for the United States plans for the three months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	40	66
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	—	(21)	(21)

Net periodic benefit expense	$2	$173	$175

Net periodic benefit expense for the United States plans for the six months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$180	$180
Interest cost	55	92	147
Expected return on assets	(42)	—	(42)
Amortization of prior service cost	—	131	131
Amortization of unrecognized (gains)/losses	(2)	(39)	(41)

Net periodic benefit expense	$11	$364	$375

Net periodic benefit expense for the United States plans for the six months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$176	$176
Interest cost	52	81	133
Expected return on assets	(48)	—	(48)
Amortization of prior service cost	—	131	131
Amortization of unrecognized (gains)/losses	—	(42)	(42)

Net periodic benefit expense	$4	$346	$350

We made our entire cash contributions of $2.6 million for our U.S. defined contribution plan during the first quarter of 2010 for the plan year 2009. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2010 which payment was made in the second quarter of 2010.

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$53	$14	$67
Interest cost	138	22	160
Expected return on assets	(219)	—	(219)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	21	3	24
Amortization of unrecognized (gains)/losses	28	10	38
Exchange rate changes	74	(16)	58

Net periodic benefit expense	$95	$33	$128

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$36	$10	$46
Interest cost	110	16	126
Expected return on assets	(147)	—	(147)
Amortization of transition obligation	—	6	6
Amortization of prior service cost	4	—	4
Amortization of unrecognized (gains)/losses	19	1	20
Exchange rate changes	(235)	73	(162)

Net periodic benefit expense	$(213)	$106	$(107)

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$105	$27	$132
Interest cost	271	43	314
Expected return on assets	(431)	—	(431)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	46	10	56
Amortization of unrecognized (gains)/losses	51	15	66
Exchange rate changes	(5)	(1)	(6)

Net periodic benefit expense	$37	$94	$131

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$73	$19	$92
Interest cost	220	33	253
Expected return on assets	(294)	—	(294)
Amortization of transition obligation	—	12	12
Amortization of prior service cost	8	—	8
Amortization of unrecognized (gains)/losses	38	2	40
Exchange rate changes	(173)	53	(120)

Net periodic benefit expense	$(128)	$119	$(9)

We made cash contributions to our Canadian defined benefit plan of $0.5 million during the six months ended June 30, 2010. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2010.

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

Beginning with the second quarter, the Company realigned the reportable segments to better reflect the core businesses in which Innophos operates and how it is managed. The Company will report its core specialty phosphates business separately from GTSP and other non-specialty phosphate products. The previous reported segments of the United States, Mexico and Canada changed to Specialty Phosphates US & Canada, Specialty Phosphates Mexico and GTSP & Other. Specialty phosphates consists of the products lines Specialty Salts and Specialty Acids, Food & Technical Grade Acid, and STPP & Detergent Grade Acid. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products. The Company has restated all corresponding items of segment information for earlier periods. Total asset changes were immaterial from the amounts disclosed in the last annual report.

For the three months ended June 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$123,086	$39,298	$21,648	$	$184,032
Intersegment sales	372	12,854	45	(13,271)	—

Total sales	$123,458	$52,152	$21,693	$(13,271)	$184,032

Operating income	$26,758	$4,011	$1,908	$—	$32,677

Depreciation expense	$7,060	$3,957	$1,243	$—	$12,260

For the three months ended June 30, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$127,098	$34,000	$5,668	$—	$166,766
Intersegment sales	9,428	2,878	106	(12,412)	—

Total sales	$136,526	$36,878	$5,774	$(12,412)	$166,766

Operating income	$33,024	$5,778	$(7,364)	$—	$31,438

Depreciation and amortization expense	$7,217	$3,707	$1,328	$—	$12,252

For the six months ended June 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$246,444	$72,497	$34,098	$—	$353,039
Intersegment sales	1,568	22,037	92	(23,697)	—

Total sales	$248,012	$94,534	$34,190	$(23,697)	$353,039

Operating income	$46,819	$5,434	$2,049	$—	$54,302

Depreciation expense	$14,485	$7,854	$2,575	$—	$24,914

For the six months ended June 30, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$259,488	$74,781	$23,314	$—	$357,583
Intersegment sales	11,085	3,534	153	(14,772)	—

Total sales	$270,573	$78,315	$23,467	$(14,772)	$357,583

Operating income	$80,795	$14,938	$(9,007)	$—	$86,726

Depreciation and amortization expense	$13,859	$8,045	$1,944	$—	$23,848

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

As of June 30, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
ASSETS
Current Assets:
Cash and cash equivalents	$23,556	$1	$43,110	$—	$66,667
Accounts receivable, net	329,385	—	303,782	(554,360)	78,807
Inventories	54,858	—	60,336	—	115,194
Other current assets	23,376	—	26,211	(83)	49,504

Total current assets	431,175	1	433,439	(554,443)	310,172
Property, plant and equipment, net	99,633	—	97,009	—	196,642
Goodwill	7,237	—	44,469	—	51,706
Investment in subsidiaries	245,581	193,437	—	(439,018)	—
Intercompany notes	30,135	—	—	(30,135)	—
Intangibles and other assets, net	35,828	—	13,525	—	49,353

Total	$849,589	$193,438	$588,442	$(1,023,596)	$607,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Accounts payable, trade and other	303,450	—	284,001	(554,360)	33,091
Other current liabilities	26,871	—	11,203	(83)	37,991

Total current liabilities	330,321	—	295,204	(554,443)	71,082
Long-term debt	190,000	—	30,135	(30,135)	190,000
Other long-term liabilities	17,249	—	17,522	—	34,771
Total stockholders’ equity	312,019	193,438	245,581	(439,018)	312,020

Total	$849,589	$193,438	$588,442	$(1,023,596)	$607,873

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

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$119,590	$—	$97,818	$(33,376)	$184,032
Cost of goods sold	83,394	—	86,953	(33,376)	136,971

Gross Profit	36,196	—	10,865	—	47,061

Operating expenses:
Selling, general and administrative	11,042	1	2,727	—	13,770
Research & development expenses	614	—	—	—	614

Total operating expenses	11,656	1	2,727	—	14,384

Operating income	24,540	(1)	8,138	—	32,677
Interest expense, net	4,156	—	272	—	4,428
Foreign exchange gains	193	—	518	—	711
Equity (income) loss	(5,208)	(3,840)	—	9,048	—

Income (loss) before income tax	25,399	3,839	7,348	(9,048)	27,538
Provision for income taxes	7,077	—	2,139	—	9,216

Net income (loss)	$18,322	$3,839	$5,209	$(9,048)	$18,322

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$243,560	$—	$179,661	$(70,182)	$353,039
Cost of goods sold	178,210	—	161,244	(70,182)	269,272

Gross Profit	65,350	—	18,417	—	83,767

Operating expenses:
Selling, general and administrative	21,271	1	7,016	—	28,288
Research & development expenses	1,177	—	—	—	1,177

Total operating expenses	22,448	1	7,016	—	29,465

Operating income	42,902	(1)	11,401	—	54,302
Interest expense, net	8,420	—	428	—	8,848
Foreign exchange (gains) losses	277	—	204	—	481
Other income	—	—	—	—	—
Equity (income) loss	(7,449)	(4,815)	—	12,264	—

Income (loss) before income tax	41,654	4,814	10,769	(12,264)	44,973
Provision for income taxes	11,988	—	3,319	—	15,307

Net income (loss)	$29,666	$4,814	$7,450	$(12,264)	$29,666

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the three months ended June 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$133,359	$—	$70,079	$(36,672)	$166,766
Cost of goods sold	91,189	—	62,854	(36,672)	117,371

Gross Profit	42,170	—	7,225	—	49,395

Operating expenses:
Selling, general and administrative	13,018	—	4,406	—	17,424
Research & development expenses	533	—	—	—	533

Total operating expenses	13,551	—	4,406	—	17,957

Operating income	28,619	—	2,819	—	31,438
Interest expense, net	5,112	—	364	—	5,476
Foreign exchange losses (gains)	52	—	(742)	—	(690)
Other income	—	—	208	—	208
Equity (income) loss	(1,748)	1,442	—	306	—

Income (loss) before income tax	25,203	(1,442)	2,989	(306)	26,444
Provision for income taxes	8,705	—	1,241	—	9,946

Net income (loss)	$16,498	$(1,442)	$1,748	$(306)	$16,498

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

For the six months ended June 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-Guarantor Subsidiary	Adjustments and Eliminations	Total
Net Sales	$269,781	$—	$159,481	$(71,679)	$357,583
Cost of goods sold	175,711	—	134,363	(71,679)	238,395

Gross Profit	94,070	—	25,118	—	119,188

Operating expenses:
Selling, general and administrative	23,516	1	7,883	—	31,400
Research & development expenses	1,062	—	—	—	1,062

Total operating expenses	24,578	1	7,883	—	32,462

Operating (loss) income	69,492	(1)	17,235	—	86,726
Interest expense, net	10,610	—	931	—	11,541
Foreign exchange losses (gains)	27	—	(302)	—	(275)
Other income	—	—	—	—	—
Equity (income) loss	(10,820)	(3,260)	—	14,080	—

Income (loss) before income tax	69,675	3,259	16,606	(14,080)	75,460
Provision for income taxes	21,817	—	5,785	—	27,602

Net income (loss)	$47,858	$3,259	$10,821	$(14,080)	$47,858

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2010

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$29,666	$4,814	$7,450	$(12,264)	$29,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,455	—	11,459	—	24,914
Amortization of deferred financing charges	708	—	—	—	708
Deferred income tax (benefit) provision	(1,950)	—	789	—	(1,161)
Deferred profit sharing	—	—	(414)	—	(414)
Share-based compensation	1,916	—	—	—	1,916
Equity (income) loss in non-guarantor subsidiaries	(7,449)	(4,815)	—	12,264	—

Changes in assets and liabilities:
Decrease in restricted cash	—	—	1,749	—	1,749
(Increase) decrease in accounts receivable	(44,079)	—	(39,263)	60,880	(22,462)
Increase (decrease) in inventories	7,694	—	(9,252)	—	(1,558)
Decrease (increase) in other current assets	4,019	—	(10,026)	(1)	(6,008)
Increase (decrease) in accounts payable	27,300	—	34,091	(60,880)	511
(Decrease) increase in other current liabilities	(6,278)	—	(10,335)	1	(16,612)
Changes in other long-term assets and liabilities	9	—	374	—	383

Net cash provided from (used for) operating activities	25,011	(1)	(13,378)	—	11,632

Cash flows from investing activities:
Capital expenditures	(11,655)	—	(3,653)	—	(15,308)

Net cash used for investing activities	(11,655)	—	(3,653)	—	(15,308)

Cash flows from financing activities:
Repayment from subsidiaries	—	—	—	—	—
Net change in borrowing with Innophos, Inc.	—	—	—	—	—
Return of capital to parent	(62,054)	—	—	—	(62,054)
Excess tax benefits from exercise of stock options	175	—	—	—	175
Deferred financing costs	—	—	—	—	—
Principal payment of term loans	—	—	—	—	—

Net cash used for financing activities	(61,879)	—	—	—	(61,879)

Net change in cash	(48,523)	(1)	(17,031)	—	(65,555)
Cash and cash equivalents at beginning of period	72,079	2	60,141	—	132,222

Cash and cash equivalents at end of period	$23,556	$1	$43,110	$—	$66,667

INNOPHOS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

INNOPHOS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2009

(In thousands)

	Innophos, Inc.	Guarantor Subsidiary	Non-guarantor Subsidiary	Adjustments and Eliminations	Total
Cash Flows from operating activities
Net income (loss)	$47,858	$3,259	$10,821	$(14,080)	$47,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,772	—	11,077	—	23,849
Amortization of deferred financing charges	1,934	—	—	—	1,934
Deferred income tax benefit	(977)	—	(787)	—	(1,764)
Deferred profit sharing	—	—	(230)	—	(230)
Share-based compensation	1,219	—	—	—	1,219
Equity (income) loss in non-guarantor subsidiaries	(10,820)	(3,260)	—	14,080	—

Changes in assets and liabilities:
Increase in restricted cash	—	—	(1,748)	—	(1,748)
(Increase) decrease in accounts receivable	(36,994)	—	(31,866)	81,418	12,558
Decrease in inventories	14,608	—	16,635	—	31,243
Decrease (increase) in other current assets	2,883	—	(1,341)	(355)	1,187
Increase (decrease) in accounts payable	41,780	—	37,907	(81,418)	(1,731)
(Decrease) increase in other current liabilities	(472)	—	4,901	355	4,784
Changes in other long-term assets and liabilities	384	—	254	—	638

Net cash provided from (used for) operating activities	74,175	(1)	45,623	—	119,797

Cash flows from investing activities:
Capital expenditures	(5,269)	—	(2,371)	—	(7,640)

Net cash used for investing activities	(5,269)	—	(2,371)	—	(7,640)

Cash flows from financing activities:
Repayment from subsidiaries	50,000	—	—	(50,000)	—
Net change in borrowing with Innophos, Inc.	—	—	(50,000)	50,000	—
Return of capital to parent	(26,161)	—	—	—	(26,161)
Excess tax benefits from exercise of stock options	2	—	—	—	2
Deferred financing costs	(1,050)	—	—	—	(1,050)
Principal payment of term loans	(126,500)	—	—	—	(126,500)

Net cash used for financing activities	(103,709)	—	(50,000)	—	(153,709)

Net change in cash	(34,803)	(1)	(6,748)	—	(41,552)
Cash and cash equivalents at beginning of period	61,295	5	63,323	—	124,623

Cash and cash equivalents at end of period	$26,492	$4	$56,575	$—	$83,071

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

Second quarter 2010 results demonstrated strong ongoing year over year volume growth for specialty phosphates, with recovery evident in the industrial markets most affected by recessionary conditions in 2009 and in the ongoing strength in sales to consumer oriented end markets. Volume growth is expected to continue for the third quarter, leading to an expected sequential net sales growth in excess of 5% for specialty phosphates and over 10% sales growth on a year over year basis.

Specialty phosphates selling prices improved moderately in comparison to first quarter following increases implemented in March and April, and going forward management expects to maintain its operating margin level through the third quarter.

GTSP volume for the second half 2010 is expected to be similar to the first half, although the timing of large orders generally leads to variability in individual quarterly results. Market pricing is currently stable.

As expected, second quarter gross profit benefited from the impact of adjustments to contracted purchase prices effective January 2010, reflecting market conditions at the beginning of the year. Since these contract prices reset, commodity fertilizer and related raw material prices such as sulfur have increased. Although Innophos continues to expect some moderation in market prices before contract prices reset for 2011, management’s expectation remains that an approximate $5 million per quarter cost increase from higher contract raw material prices will phase in beginning with the fourth quarter 2010 and take full effect in the second quarter 2011.

Continued progress has been made on executing our rock diversification strategy. The Company signed its first new rock contract on May 3rd, and has taken shipload quantities from three different potential sources and continues to advance negotiations for both short and long term supply.

Capital expenditure expectations for 2010 remain approximately $35 million, with expenditure for the balance of the year to continue debottlenecking of US / Canada specialty salts facilities and to enhance Mexico’s capability to process multiple grades of rock consistent with the Company’s supply chain diversification strategy. In addition, limited investment continues to evaluate Innophos’ Mexican phosphate rock concessions. Following a review of the status of the Company’s ERP project, management anticipates an implementation in early 2011 with expenditure continuing at a reduced rate versus the first half of 2010.

Net debt (defined as total debt less cash and cash equivalents) improved moderately to $123 million at the end of the second quarter despite a build of working capital to support higher operating rates in Mexico. Strong cash flow generation is expected for the balance of the year. This will allow management to continue with its previously stated objectives of maintaining the dividend, pursuing several “bolt-on” acquisition projects and actively seeking opportunities to optimize the cost and profile of the Company’s debt structure.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
	Amount	%	Amount	%
Net sales	$184.0	100.0	$166.8	100.0
Cost of goods sold	136.9	74.4	117.4	70.4

Gross profit	47.1	25.6	49.4	29.6
Operating expenses:
Selling, general and administrative	13.8	7.5	17.5	10.5
Research & development expenses	0.6	0.3	0.5	0.3

Operating income	32.7	17.8	31.4	18.8
Interest expense, net	4.4	2.4	5.5	3.3
Foreign exchange loss (gain), net	0.7	0.4	(0.7)	(0.4)
Other income	—	—	0.2	0.1
Provision for income taxes	9.2	5.0	9.9	5.9

Net income	$18.4	10.0	$16.5	9.9

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
	Amount	%	Amount	%
Net sales	$353.0	100.0	$357.6	100.0
Cost of goods sold	269.2	76.3	238.4	66.7

Gross profit	83.8	23.7	119.2	33.3
Operating expenses:
Selling, general and administrative	28.3	8.0	31.4	8.8
Research & development expenses	1.2	0.3	1.1	0.3

Operating income	54.3	15.4	86.7	24.2
Interest expense, net	8.8	2.5	11.5	3.2
Foreign exchange loss (gain), net	0.5	0.1	(0.3)	(0.1)
Provision for income taxes	15.3	4.3	27.6	7.7

Net income	$29.7	8.4	$47.9	13.4

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2010 were $184.0 million, an increase of $17.2 million, or 10.3%, as compared to $166.8 million for the same period in 2009. Volume effects upon revenue were positive 27.5% or $45.9 million which occurred across all product lines and segments. Selling price decreases had a negative effect on revenue of 17.2% or $28.7 million which occurred in both US/Canada and Mexico Specialty Phosphates. GTSP prices improved in line with market prices in comparison to last year. GTSP sales volumes increased significantly as a result both of increased purified acid production leading to higher co-product volumes and favorable order pattern in the quarter.

The Company calculates pure selling price dollar variances as the selling price for the current period minus the selling price for the prior period, and then multiplies the resulting selling price difference by the prior period volume. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance. The following table illustrates for the three months ended June 30, 2010 the percentage changes in net sales by reportable segment compared with the same period in 2009, including the effects of price and volume/mix upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(19.0%)	15.8%	(3.2%)
Specialty Phosphates Mexico	(23.3%)	38.9%	15.6%
GTSP & Other	59.1%	222.8%	281.9%

The following table illustrates for the three months ended June 30, 2010 the percentage changes for net sales by major product lines compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Salts and Specialty Acids	(16.6%)	17.0%	0.4%
Food & Technical Grade Acid	(26.6%)	34.6%	8.0%
STPP & Detergent Grade Acid	(28.3%)	23.4%	(4.9%)
GTSP & Other	59.1%	222.8%	281.9%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2010 was $47.1 million, a decrease of $2.3 million, or 4.7%, as compared to $49.4 million for the same period in 2009. Gross margin decreased to 25.6% for the three months ended June 30, 2010 versus 29.6% for the same period in 2009. The change in gross profit was primarily due to lower selling prices which had an unfavorable effect of $28.7 million, $0.8 million unfavorable exchange rate impact mostly from our Mexican peso based costs, and $1.1 million expense for the planned maintenance outage at our Geismar La. manufacturing facility. This was mostly offset by favorable sales volume, lower raw material cost, and lower manufacturing cost which resulted in a net favorable effect of $22.8 million. Included in the 2009 second quarter results were $1.2 million Mexican workforce reduction costs, $1.8 million inventory write-downs of granular triple super-phosphate, and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended June 30, 2010, these costs were $14.4 million, a decrease of $3.6 million, or 20.0%, as compared to $18.0 million for the same period in 2009. The decrease is due to $1.9 million lower enterprise resource planning system and business redesign project (ERP) expenses as a result of capitalizing the implementation phase costs, $0.9 million lower legal expenses related to our OCP arbitration, and $0.4 million reduction in all other costs. Included in 2009 second quarter results was a charge of $0.4 million Mexican workforce reduction costs.

Operating Income

Operating income for the three months ended June 30, 2010 was $32.7 million, an increase of $1.3 million, or 4.1%, as compared to $31.4 million for the same period in 2009. Operating income as a percentage of net sales for the Company decreased to 17.8% versus 18.8% for the same period in 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2010 was $4.4 million, a decrease of $1.1 million, compared to $5.5 million for the same period in 2009. This decrease is primarily due to the pay off of the remaining balance of the Term Loan in the second quarter of 2009.

Foreign Exchange

Foreign exchange loss for the three months ended June 30, 2010 was $0.7 million compared to a gain of $0.7 million for the same period in 2009 as a result of the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 33% for the three months ended June 30, 2010 compared to 38% for the same period in 2009. The change in the effective tax rate is a result of increased earnings before tax in lower tax rate jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions.

Net Income

Net income for the three months ended June 30, 2010 was $18.4 million, the same as net income of $16.5 million for the same period in 2009, due to the factors described above.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2010 were $353.0 million, a decrease of $4.6 million, or 1.3%, as compared to $357.6 million for the same period in 2009. Selling price decreases had a negative effect on revenue of 20.6% or $73.5 million which occurred in US/Canada and Mexico Specialty Phosphates. GTSP prices increased for the comparable period in-line with market prices. Volume effects upon revenue were positive 19.3% or $68.9 million which occurred across all product lines and segments.

The following table illustrates for the six months ended June 30, 2010 the percentage changes in net sales by reportable segment compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(23.3%)	18.3%	(5.0%)
Specialty Phosphates Mexico	(27.1%)	24.0%	(3.1%)
GTSP & Other	30.7%	15.6%	46.3%

The following table illustrates for the six months ended June 30, 2010 the percentage changes for net sales by major product lines compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Salts and Specialty Acids	(19.7%)	19.0%	(0.7%)
Food & Technical Grade Acid	(35.9%)	27.5%	(8.4%)
STPP & Detergent Grade Acid	(29.8%)	13.2%	(16.6%)
GTSP & Other	30.7%	15.6%	46.3%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2010 was $83.8 million, a decrease of $35.4 million, or 29.7%, as compared to $119.2 million for the same period in 2009. Gross margin decreased to 23.7% for the six months ended June 30, 2010 versus 33.3% for the same period in 2009. The change in gross profit was primarily due to lower selling prices which had an unfavorable effect of $73.5 million, $1.4 million unfavorable exchange rate impact mostly from our Mexican peso based costs, and $1.1 million expense for the planned maintenance outage at our Geismar La. manufacturing facility. This was partially offset by favorable sales volume combined with lower raw material and manufacturing costs which resulted in a net favorable effect of $34.7 million. Included in the 2009 results were $1.6 million Mexican workforce reduction costs, $1.8 million inventory write-downs of granular triple super-phosphate, and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the six months ended June 30, 2010, these costs were $29.5 million, a decrease of $3.0 million, or 9.2%, as compared to $32.5 million for the same period in 2009. The decrease is due to $1.9 million lower ERP expenses as a result of capitalizing the implementation phase costs, $1.5 million lower legal and other professional services, and $0.9 million lower legal expenses related to our OCP arbitration. This was partially offset by $1.6 million increased short term incentive accruals. Included in 2009 second quarter results was a charge of $0.4 million Mexican workforce reduction costs.

Operating Income

Operating income for the six months ended June 30, 2010 was $54.3 million, a decrease of $32.4 million, or 37.4%, as compared to $86.7 million for the same period in 2009. Operating income as a percentage of net sales for the Company decreased to 15.4% versus 24.2% for the same period in 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2010 was $8.8 million, a decrease of $2.7 million, compared to $11.5 million for the same period in 2009. This decrease is primarily due to the pay off of the remaining balance of the Term Loan in the second quarter of 2009.

Foreign Exchange

Foreign exchange loss for the six months ended June 30, 2010 was $0.5 million compared to a gain of $0.3 million for the same period in 2009 as a result of the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 34% for the six months ended June 30, 2010 compared to 37% for the same period in 2009. The change in the effective tax rate is a result of increased earnings before tax in lower tax rate jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions.

Net Income

Net income for the six months ended June 30, 2010 was $29.7 million, a decrease of $18.2 million, compared to net income of $47.9 million for the same period in 2009, due to the factors described above.

Segment Reporting

Beginning with the second quarter, the Company reported its core specialty phosphates business separately from GTSP and other non-specialty phosphate products. The previous reported segments of the United States, Mexico and Canada changed to Specialty Phosphates US & Canada, Specialty Phosphates Mexico and GTSP & Other. Specialty phosphates consists of the products lines Specialty Salts and Specialty Acids, Food & Technical Grade Acid, and STPP & Detergent Grade Acid. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$123,086	$127,098	(3.2%)
Specialty Phosphates Mexico	39,298	34,000	15.6%

Total Specialty Phosphates	$162,384	$161,098	0.8%

GTSP & Other	21,648	5,668	281.9%

Total	$184,032	$166,766	10.4%

Segment Operating Income
Specialty Phosphates US & Canada	$26,758	$33,024
Specialty Phosphates Mexico	4,011	5,778

Total Specialty Phosphates	$30,769	$38,802

GTSP & Other	1,908	(7,364)

Total	$32,677	$31,438

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	21.7%	26.0%
Specialty Phosphates Mexico	10.2%	17.0%
Total Specialty Phosphates	18.9%	24.1%
GTSP & Other	8.8%	(129.9%)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$246,444	$259,488	(5.0%)
Specialty Phosphates Mexico	72,497	74,781	(3.1%)

Total Specialty Phosphates	$318,941	334,269	(4.6%)

GTSP & Other	34,098	23,314	46.3%

Total	$353,039	$357,583	(1.3%)

Segment Operating Income
Specialty Phosphates US & Canada	$46,819	$80,795
Specialty Phosphates Mexico	5,434	14,938

Total Specialty Phosphates	$52,253	95,733

GTSP & Other	2,049	(9,007)

Total	$54,302	$86,726

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	19.0%	31.1%
Specialty Phosphates Mexico	7.5%	20.0%
Total Specialty Phosphates	16.4%	28.6%
GTSP & Other	6.0%	(38.6%)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 3.2% for the three months ended June 30, 2010 when compared with the same period in 2009. Selling prices decreased 19.0% with decreases across all product lines. Volume impact upon revenue increased of 15.8% with increases across all product lines but most notably in Food & Technical Grade Acid.

Specialty Phosphates Mexico net sales increased 15.6% for the three months ended June 30, 2010 when compared with the same period in 2009. Selling prices decreased 23.3% with decreases across all product lines. Volume impact upon revenue was an increase of 38.9% with increases across all product lines.

GTSP & Other net sales increased 281.9% for the three months ended June 30, 2010 when compared with the same period in 2009 on higher selling prices and substantially higher volumes. GTSP sales volumes increased significantly as a result both of increased purified acid production leading to higher co-product volumes and favorable order pattern in the quarter. GTSP prices improved in line with market prices in comparison to last year.

Segment Operating Income % of Net Sales:

The 4.3% decrease in Specialty Phosphates US & Canada for the three months ended June 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices, partially offset by increased volume/mix effects on revenue, lower raw material costs, and lower operating expenses.

The 6.8% decrease in Specialty Phosphates Mexico for the three months ended June 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by increased volume effects on revenue, decreased manufacturing expenses, and lower operating expenses. Included in the 2009 second quarter results were $1.2 million Mexican workforce reduction costs.

The 138.7% increase in GTSP & Other for the three months ended June 30, 2010 compared with the same period in 2009 is primarily due to higher selling prices and significantly higher volumes. Included in the 2009 second quarter results were $1.8 million inventory write-downs of granular triple super-phosphate, and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 5.0% for the six months ended June 30, 2010 when compared with the same period in 2009. Selling prices decreased 23.3% with decreases across all product lines. Volume effects upon revenue was an increase of 18.3% with increases across all product lines but most notably in Specialty Salts and Specialty Acids.

Specialty Phosphates Mexico net sales decreased 3.1% for the six months ended June 30, 2010 when compared with the same period in 2009. Selling prices decreased 27.1% with decreases across all product lines. Volume effects upon revenue was an increase of 24.0% with increases across all product lines.

GTSP & Other net sales increased 46.3% for the six months ended June 30, 2010 when compared with the same period in 2009 primarily on higher selling prices. GTSP prices improved in-line with market prices in comparison to last year.

Segment Operating Income % of Net Sales:

The 12.1% decrease in Specialty Phosphates US & Canada for the six months ended June 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices and increased manufacturing expenses (higher volumes and Geismar turnaround), partially offset by increased volumes, lower raw material costs and lower operating expenses.

The 12.5% decrease in Specialty Phosphates Mexico for the six months ended June 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by increased volumes and decreased manufacturing expenses. Included in the 2009 results were $1.6 million Mexican workforce reduction costs.

The 44.6% increase in GTSP & Other for the six months ended June 30, 2010 compared with the same period in 2009 is primarily due to higher selling prices. Included in the 2009 results were $1.8 million inventory write-downs of granular triple super-phosphate, and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Six months ended June 30, 2010	Six months ended June 30, 2009
Operating Activities	$11.6	$119.8
Investing Activities	(15.3)	(7.6)
Financing Activities	(61.9)	(153.7)

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net cash from operating activities was a source of $11.6 million for the six months ended June 30, 2010 as compared to source of $119.8 million for the same period in 2009, a decrease in cash of $108.2 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $90.7 million in working capital and $18.2 million in net income as described earlier.

The change in working capital is a use of cash of $44.4 million in 2010 compared to a source of cash of $46.3 million in 2009, a decrease in cash of $90.7 million. The decrease in cash is mainly due to increases in accounts receivable and inventory levels due to higher operating rates in Mexico, and decreased other current liabilities.

Net cash used for investing activities was $15.3 million for the six months ended June 30, 2010, compared to $7.6 million for the same period in 2009, an increase in the use of cash of $7.7 million. This increase was mainly due to the Company’s ERP project.

In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $20.0 million on this project, of which approximately $13.1 million was capitalized as of June 30, 2010. Following a review of the status of the Company’s ERP project, management anticipates an implementation in early 2011 with expenditure continuing at a reduced rate versus the first half of 2010.

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

Innophos currently estimates that full exploration costs to a proven reserves standard for the Baja California Sur deposits could require expenditures of $10 to $15 million over a three year period, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2010 expenditures will be approximately $0.7 to $1.5 million. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Management projects total 2010 capital expenditures to approximate $30 to $35 million with the likely outcome at the high end of the range.

Net cash from financing activities for the six months ended June 30, 2010 was a use of $61.9 million compared to $153.7 million for the same period in 2009, an increase in cash of $91.8 million. This is mainly due to $126.5 million of Term Loan principal payments in 2009 offset by a $35.9 million return of capital to our parent.

On April 13, 2009 Holdings purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain is reflected as interest income in Holdings Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

Holdings redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued interest of $2.7 million to the Redemption Date. Accelerated deferred financing charges of $0.6 million were recorded in the second quarter of 2010.

Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt (including publicly issued debt) through open market purchases, privately negotiated transactions including refinancing, tender offers, exchanges or otherwise. Debt repurchases, refinancing or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.

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

We’re subject to Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities such as the CNA Fresh Water Claims currently estimated at $24 million for the periods through 2002. Even though our indemnification rights have been confirmed by court judgments, ultimately we are also dependent on Rhodia having sufficient financial capacity to meet its obligations should they arise. Rhodia’s financial position has improved significantly in recent quarters and we currently see no reason to suspect they would be unable to meet their obligations.

If the CNA Fresh Water Claims were sustained for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations). Management estimates that amounts involved would be approximately $13 million of additional basic charges, interest, inflation, and penalties, and, under current operating conditions, approximately $1.6 million of additional basic charges per year. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or involve further motions to resolve remaining issues. Please refer to Note 12 of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for additional information.

	Years ending December 31,
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
2004 Senior Subordinated Notes Due 2014 (1)	265,882	8,431	16,863	16,862	16,863	206,863	—
Future service pension benefits	9,632	537	642	735	825	902	5,991
Other (2)	459,249	89,845	48,764	48,764	48,764	48,764	174,348
Operating leases	18,538	4,111	3,688	2,824	2,690	2,246	2,979

Total contractual cash obligations	$753,301	$102,924	$69,957	$69,185	$69,142	$258,775	$183,318

(1)	Amounts include fixed rate interest payments at 8.875% for years 2010 and thereafter.
(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

Critical Accounting Estimates

There have been no material changes from the critical accounting estimates previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At June 30, 2010, we had $190.0 million principal amount of fixed-rate debt and a $65.0 million revolving credit facility, which has not been drawn upon, of which we had $55.6 million available above the minimum excess availability requirements.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense should we need to draw on our revolving line of credit. Changes in economic conditions may also result in higher other operating expenses, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and funding working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently, but may from time to time, hedge our interest rate or currency rate risks. In the second quarter of 2010 we purchased forward natural gas price cap contracts which allow us to purchase a portion of our monthly natural gas usage requirements at a fixed price if prevailing market prices are greater than this contractual fixed price amount. These contracts are for periods expiring through April 2011, and apply to our U.S., Canadian and Mexican facilities.

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

Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses and utilities, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the U.S. dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the U.S. dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales and raw material purchases are denominated in U.S. dollars and our exchange rate exposure in terms of sales revenues and raw material costs is minimal.

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

As of June 30, 2010, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 11 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated August 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated August 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: August 3, 2010

INNOPHOS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 3, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated August 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated August 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002